Form 10-Q
period 2021-06-30
Northern Star Investment Corp. II
filed 2021-08-16
CIK 1834518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 16, 2021, there
were 40,000,000 shares of Class A common stock, $0.0001 par value, and 10,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$676,380	$124,983
Prepaid expenses	2,000	—

Total Current Assets	678,380	124,983
Deferred offering costs	—	52,500
Marketable securities held in Trust Account	400,017,935	—

TOTAL ASSETS	$400,696,315	$177,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts Payable and Accrued expenses	$357,096	$375
Accrued offering costs	16,300	2,500
Promissory note – related party	—	150,000

Total current liabilities	373,396	152,875
Warrant liabilities	43,310,000	—
Deferred underwriting fee payable	14,000,000	—

Total Liabilities	57,683,396	152,875

Commitments
Class A common stock subject to possible redemption 33,801,291 shares at $10.00 per share redemption value	338,012,910	—
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 6,198,709 and no shares issued and outstanding (excluding 33,801,291 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively (1)	620	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 and 10,062,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (1)	1,000	1,007
Additional paid-in capital	31,948,976	23,993
Accumulated deficit	(26,950,587)	(392)

Total Stockholders’ Equity	5,000,009	24,608

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$400,696,315	$177,483

(1)
Included an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 25, 2021, the Company effected a stock dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding (see Note 5). All share and per share amounts have been retroactively restated to reflect the stock dividend
a
s a result of the underwriters decision to partially exercise its overallotment workpaper.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
General and administrative expenses	$622,563	$945,161

Loss from operations	(622,563)	(945,161)

Other income (expense):
Interest earned on marketable securities held in Trust Account	4,879	17,935
Unrealized gain (loss) on marketable securities held in Trust Account	(361)	—
Transaction expenses attributable to warrant liabilities	—	(462,969)
Loss on initial issuance of private warrants	—	(195,000)
Change in fair value of warrant liability	(18,602,500)	(25,365,000)

Total other expense, net	(18,597,982)	(26,005,034)

Loss before income taxes	(19,220,545)	(26,950,195)

Net loss	$(19,220,545)	$(26,950,195)

Weighted average shares outstanding, basic and diluted	35,723,346	36,009,910

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class A and Class B non-redeemable common stock	14,276,654	13,179,468

Basic and diluted net loss per share, Class A and Class B non-redeemable common stock	$(1.35)	$(2.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(392)	$24,608
Sale of 40,000,000 Units, net of underwriting discounts and offering costs	40,000,000	4,000	—	—	369,739,506	—	369,743,506
Loss on initial issuance of private warrants	—	—	—	—	195,000	—	195,000
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Common stock subject to possible redemption	(35,723,346)	(3,572)	—	—	(357,229,888)	—	(357,233,460)
Net loss	—	—	—	—	—	(7,729,650)	(7,729,650)

Balance – March 31, 2021	4,276,654	$428	10,000,000	$1,000	$12,728,618	$(7,730,042)	$5,000,004
Change in value of common stock subject to possible redemption	1,922,055	192	—	—	19,220,358	—	19,220,550
Net loss	—	—	—	—	—	(19,220,545)	(19,220,545)

Balance – June 30, 2021	6,198,709	$620	10,000,000	$1,000	$31,948,976	$(26,950,587)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Six Months Ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(26,950,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,935)
Changes in fair value of warrant liabilities	25,365,000
Loss on initial issuance of private warrants	195,000
Transaction costs allocated to warrant liabilities	462,969
Changes in operating assets and liabilities:
Prepaid expenses	(2,000)
Accounts payable and accrued expenses	356,721

Net cash used in operating activities	(590,440)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Placement Warrants	9,750,000
Repayment of promissory note –related party	(150,000)
Payment of offering costs	(458,163)

Net cash provided by financing activities	401,141,837

Net Change in Cash	551,397
Cash – Beginning of period	124,983

Cash – End of period	$676,380

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$13,800

Deferred underwriting fee payable	$14,000,000

Initial classification of Class A common stock subject to possible redemption	$364,305,120

Change in value of Class A common stock subject to possible redemption	$(26,292,210)

Forfeiture of Founder Shares	$(7)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Northern Star Investment Corp. II (the “Company”) is a blank check company incorporated in Delaware on November 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
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
Effective as of February 21, 2021, the Company entered into subscription agreements (“Subscription Agreements”) with certain institutional accredited investors (collectively, the “Investors”), pursuant to which the Company would, substantially concurrently with, and contingent upon, the consummation of the Mergers, issue an aggregate of 45,000,000 shares of the Company’s Class A common stock to the Investors at a price of $10.00 per share, for aggregate gross proceeds to Northern Star of $450,000,000 (the “PIPE”). The Subscription Agreements were scheduled to terminate in accordance with their terms on June 30, 2021. Accordingly, the Company approached the Investors to give them the opportunity to extend the termination date of the Subscription Agreements until August 31, 2021 (the “Extended Date”) by entering into an amendment to the Subscription Agreements. As a result of the foregoing, the Company re-confirmed
commitments from the Investors through the Extended Date of an aggregate of 41,000,000 shares of Class A Common Stock at a price of $10.00 per share, for an updated aggregate commitment of $410,000,000. The closing of the Subscription Agreements is conditioned upon, among other things, (i) the substantially concurrent consummation of the Mergers and (ii) the accuracy of all representations and warranties of Northern Star in the Subscription Agreements (subject to certain bring-down standards).
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
The Merger is expected to be consummated in the third quarter of 2021, after the required approval by the stockholders of the Company and the fulfillment of certain other conditions set forth in the Merger Agreement.
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. As discussed above, on February 21, 2021, the Company entered into the Merger Agreement with Apex. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021
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
JUNE 30, 2021
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
Liquidity and Going Concern
As of June 30, 2021, the Company had $676,380 in its operating bank accounts, $400,017,935 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith. As of June 30, 2021, approximately $17,935 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
for the period ended December 31, 2020, as filed with the SEC on June 30, 2021 and the Company’s Current Report on Form
8-K/A,
Amendment No. 1, as filed with the SEC on May 19, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Marketable Securities Held in Trust Account
At June 30, 2021, substantially all of the assets held in the Trust Account were invested in U.S. Treasury securities.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to
$22,061,494 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $462,969 were expensed as of the date of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.
Warrant Liabilities
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2021.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of warrant liability is not deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was approximately 0%, which differs from the expected income tax rate primarily due to the start-up
costs and warrant liability (discussed above) which are not currently deductible.
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
Net Income (Loss) per Common Share
Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 17,750,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.
Net income (loss) per share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable
common stock outstanding for the period.
Non-redeemable
common stock includes Founder Shares and
non-redeemable
shares of common stock as these shares do not have any redemption features.
Non-redeemable
common stock participates in the income or loss on marketable securities based on non-redeemable
common stock shares’ proportionate interest.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$4,518	$17,935
Less: Income taxes and franchise fees available to be withdrawn from the Trust Account	(4,518)	(17,935)

Net income allocable to shares subject to possible redemption	$—	$—

Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	35,723,346	36,009,910

Basic and diluted net income per share	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(19,220,545)	$(26,950,195)
Less: Net income allocable to Common stock subject to possible redemption	—	—

Non-Redeemable Net Income (Loss)	$(19,220,545)	$(26,950,195)

Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	14,276,654	13,179,468

Basic and diluted net loss per share	$(1.35)	$(2.04)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
JUNE 30, 2021
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

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note — Related Party
On November 25, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021, (ii) the completion of the Initial Public Offering and (iii) the date on which the Company determines not to proceed with the Initial Public Offering. As of March 31, 2020, the balance of this note has been paid in full. Borrowings under the Promissory Note are no longer available.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Consulting Agreement
On January 21, 2021, the Company entered into an agreement with a consultant for advisory services related to the Merger Agreement. The agreement specifies that the consultant will assist with due diligence, deal structuring, documentation and obtaining shareholder approval for the Merger Agreement. The consultant will receive a fee of 100,000 shares of the Company’s Class A common stock upon the successful consummation of the Merger.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021, there were 6,198,709 shares of Class A common stock issued and outstanding, excluding 33,801,291 shares of Class A common stock subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 10,000,000 and 10,062,500 shares of Class B common stock issued and outstanding, respectively of which an aggregate of up to 1,250,000 shares of Class B common stock remain subject to forfeiture as a result of the underwriters’ election to partially exercise their over-allotment option, so that the number of Founder Shares will equal 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering).

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

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
NOTE 8. WARRANT LIABILITIES
As of June 30, 2021 and December 31, 2020, there were 8,000,000 Public Warrants outstanding. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
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
As of June 30, 2021 and December 31, 2020, there were 9,750,000 Private Warrants outstanding. The Private Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
JUNE 30, 2021
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
At June 30, 2021, assets held in the Trust Account were comprised of $400,017,935 in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Description	Level	December 31, 2020	June 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$—	$400,017,935
Liabilities:
Warrant liability – Public Warrants	1	$—	$19,520,000
Warrant liability – Private Placement Warrants	3		$23,790,000
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on our Condensed Consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	At January 28, 2021 (Initial Measurement)	As of June 30, 2021
Stock price	$9.80	$9.96
Strike price	$11.50	$11.50
Term (in years)	4.68	5.17
Volatility	20.0%	34.4%
Risk-free rate	0.38%	0.90%
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 28, 2021	9,945,000	8,000,000	17,945,000
Change in valuation inputs or other assumptions	3,802,500	2,960,000	6,762,500

Fair value as of March 31, 2021	$13,747,500	$10,960,000	$24,707,500
Change in valuation inputs or other assumptions	10,042,500	8,560,000	18,602,500

Fair value as of June 30, 2021	$23,790,000	$19,520,000	$43,310,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $8,000,000.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $19,220,545, which consists of general and administrative expenses of $622,563, other income consisting of interest income of $4,879, unrealized loss of $361 on marketable securities held in our Trust Account and other expenses consisting of change in fair value of warrant liabilities of $18,602,500.
For the six months ended June 30, 2021, we had a net loss of $26,950,195, which consists of general and administrative expenses of $945,161, other income consisting of interest income of $17,935 on marketable securities held in our Trust Account and other expenses consisting of warrant compensation expense of $195,000, transaction expenses $462,969 attributable to warrant liabilities and the change in fair value of warrant liabilities of $25,365,000.
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
For the six months ended June 30, 2021, cash used in operating activities was $590,440. Net loss of $26,950,195 was affected by interest earned on marketable securities held in the Trust Account of $17,935, Loss on initial issuance of private warrants of $195,000, transaction costs allocated to warrant liabilities of $462,969 and the change in fair value of warrant liability of $25,365,000. Changes in operating assets and liabilities provided $354,721 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $400,017,935 (including approximately $17,935 of interest income and unrealized gains, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.
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
As of June 30, 2021, we had cash of $676,380. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
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
Net Income (Loss) Per Common Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class A and Class B non-redeemable
common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable
common stock outstanding for the period presented.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
As required by Rules
13a-15f
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
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
As described elsewhere in this Quarterly Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to our warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital,
accumulated deficit and related financial disclosures.
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

10.1+	Form of Amendment to Subscription Agreement

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

+	Incorporated by reference to the Issuer’s Current Report on Form 8-K filed with the SEC on June 30, 2021

*	Filed herewith.

**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. II

Date: August 16, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer