Form 10-Q
period 2021-09-30
Northern Star Investment Corp. II
filed 2021-11-15
CIK 1834518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
(212)818-8800
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2
of the Exchange
Act).    Yes
☒
    No  ☐
As of November
1
5
, 2021, there were 40,000,000 shares of Class A common stock, $0.0001 par value, and 10,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$575,885	$124,983
Prepaid expenses	3,333	—

Total Current Assets	579,218	124,983
Deferred offering costs	—	52,500
Marketable securities held in Trust Account	400,023,975	—

TOTAL ASSETS	$400,603,193	$177,483

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts Payable and Accrued expenses	$493,254	$375
Accrued offering costs	5,000	2,500
Promissory note – related party	—	150,000

Total current liabilities	498,254	152,875
Warrant liabilities	25,027,500	—
Deferred underwriting fee payable	14,000,000	—

Total Liabilities	39,525,754	152,875

Commitments
Class A common stock subject to possible redemption 40,000,000 and no shares at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	400,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 and 10,062,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively (1)	1,000	1,007
Additional paid-in capital	—	23,993
Accumulated deficit	(38,923,561)	(392)

Total Stockholders’ (Deficit) Equity	(38,922,561)	24,608

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$400,603,193	$177,483

(1)
Included an aggregate of up to 1,312,500 shares of Class B common stock that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised. On January 25, 2021, the Company effected a stock dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding (see Note 6). All share and per share amounts have been retroactively restated to reflect the stock dividend as a result of the underwriter’s decision to partially exercise its overallotment workpaper.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
General and administrative expenses	$224,020	$1,169,181

Loss from operations	(224,020)	(1,169,181)
Other income (expense):
Interest earned on marketable securities held in Trust Account	6,040	23,975
Transaction expenses attributable to warrant liabilities	—	(462,969)
Loss on initial issuance of private warrants	—	(195,000)
Change in fair value of warrant liability	18,282,500	(7,082,500)

Total other income (expense), net	18,288,540	(7,716,494)

Net income (loss)	$18,064,520	$(8,885,675)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	36,029,412

Basic and diluted net income (loss) per share, Class A common stock	$0.36	$(0.19)

Basic and diluted weighted average shares outstanding of Class B common stock	10,000,000	9,875,919

Basic and diluted net income (loss) per share, Class B common stock	$0.36	$(0.19)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(392)	$24,608
Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,000)	(30,037,494)	(30,061,494)
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net loss	—	—	—	—	—	(7,729,650)	(7,729,650)

Balance — March 31, 2021 ( restated , See Note 2)	—	$—	10,000,000	$1,000	$—	$(37,767,536)	$(37,766,536)

Net loss	—	—	—	—	—	(19,220,545)	(19,220,545)

Balance — June 30, 2021 ( restated , See Note 2)	—	$—	10,000,000	$1,000	$—	$(56,988,081)	$(56,987,081)

Net income	—	—	—	—	—	18,064,520	18,064,520

Balance — September 30, 2021	—	$—	10,000,000	$1,000	$—	$(38,923,561)	$(38,922,561)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(8,885,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(23,975)
Changes in fair value of warrant liabilities	7,082,500
Loss on initial issuance of private warrants	195,000
Transaction expenses attributable to warrant liabilities	462,969
Changes in operating assets and liabilities:
Prepaid expenses	(3,333)
Accounts payable and accrued expenses	492,879

Net cash (used in) operating activities	(679,635)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(400,000,000)

Net cash (used in) investing activities	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000
Proceeds from sale of Private Placement Warrants	9,750,000
Repayment of promissory note –related party	(150,000)
Payment of offering costs	(469,463)

Net cash provided financing activities	401,130,537

Net Change in Cash	450,902
Cash – Beginning of period	124,983

Cash – End of period	$575,885

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$2,500
Remeasurement adjustment on redeemable common stock	$30,061,494

Deferred underwriting fee payable	$14,000,000

Forfeiture of Founder Shares	$(7)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
Effective as of February 21, 2021, the Company entered into subscription agreements (“Subscription Agreements”) with certain institutional accredited investors (collectively, the “Investors”), pursuant to which the Company would, substantially concurrently with, and contingent upon, the consummation of the Mergers, issue an aggregate of 45,000,000 shares of the Company’s Class A common stock to the Investors at a price of $10.00 per share, for aggregate gross proceeds to Northern Star of $450,000,000 (the “PIPE”). The Subscription Agreements were scheduled to terminate in accordance with their terms on September 30, 2021. Accordingly, the Company approached the Investors to give them the opportunity to extend the termination date of the Subscription Agreements until
November
3
0
, 2021 (the “Extended Date”) by entering into an amendment to the Subscription Agreements. As a result of the foregoing, the Company re-confirmed
commitments from the Investors through the Extended Date of an aggregate of 41,000,000 shares of Class A Common Stock at a price of $10.00 per share, for an updated aggregate commitment of $410,000,000. The closing of the Subscription Agreements is conditioned upon, among other things, (i) the substantially concurrent consummation of the Mergers and (ii) the accuracy of all representations and warranties of Northern Star in the Subscription Agreements (subject to certain bring-down standards).
The Subscription Agreements were scheduled to terminate in accordance with their terms on August 31, 2021, and the Company had intended to consummate the transactions contemplated by the Merger Agreement and the Subscription Agreements by such date. However, the registration statement on
Form S-4 relating
to the transactions has not yet been declared effective and accordingly the transactions have not been consummated. The Company is in the process of reconfirming commitments and/or obtaining new commitments from investors to total the full $410,000,000 of commitments that had previously been obtained. As of September 30, 2021, the Company has received binding commitments from investors of $175,000,000 to extend the termination date to November 30, 2021, and has received indications of interest for up to an additional $235,000,000 in funding, representing the full $410,000,000 previously obtained. Northern Star intends to complete discussions with such parties and will file a Current Report on
Form 8-K at
such time to disclose the full terms of the proceeds to be received from such financings.
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
The Merger is expected to be consummated in the fourth quarter of 2021, after the required approval by the stockholders of the Company and the fulfillment of certain other conditions set forth in the Merger Agreement.
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. As discussed above, on February 21, 2021, the Company entered into the Merger Agreement with Apex. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statements for the Company’s Initial Public Offering were declared effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,750,000 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Northern Star II Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $9,750,000, which is described in Note 5. Upon issuance, the Company recorded a compensation charge of $195,000 representing the amount by which the aggregate fair value of the Private Warrants exceeded the purchase price.
Transaction costs amounted to $22,524,463, consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $524,463 of other offering costs.
Following the closing of the Initial Public Offering on January 28, 2021, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.
While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts previously disbursed to management for tax obligations and working capital purposes and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. Notwithstanding the foregoing, if the Company is not then listed on the NYSE for whatever reason, it would no longer be required to meet the foregoing 80% fair market value test. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.
The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company). There will be no conversion rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 6) have agreed to vote their Founder Shares (as defined below in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.
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
The holders of Founder Shares (as defined below in Note 6) have agreed (a) to waive their conversion rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business
combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
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
The holders of Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected agreed to waive their rights to the deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
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
SEPTEMBER 30, 2021
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
Liquidity and Going Concern
As of September 30, 2021, the Company had $575,885 in its operating bank accounts, $400,023,975 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of September 30, 2021, approximately $23,975 of the amount on deposit in the Trust Acco
u
nt represented interest income, which is available to pay the Company’s tax obligations.
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of and for the periods ended September 30, 2021, management identified errors made in its historical financial statements where, the Company improperly classified some of its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
$
10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to the Company’s charter. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity.
This resulted in a restatement of previously issued financial statement to adjust the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impact was material to all previously presented financial statements. The Company, in consultation with its Audit Committee, concluded that its previously issued financial statements will need to be restated to report all public shares as temporary equity. As such the Company is reporting upon restating to those periods in this Quarterly Report.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of January 28, 2021	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$364,305,120	$35,694,880	$400,000,000
Class A common stock	$357	$(357)	$—
Additional paid-in capital	$5,657,023	$(5,657,023)	$—
Accumulated deficit	$(658,376)	$(30,037,500)	$(30,695,876)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(35,694,880)	$(30,694,870)

Condensed Balance Sheet as of March 31, 2021 (Unaudited)
Class A common stock subject to possible redemption	$357,233,460	$42,766,540	$400,000,000
Class A common stock	$428	$(428)	$—
Additional paid-in capital	$12,728,618	$(12,728,618)	$—
Accumulated deficit	$(7,730,042)	$(30,037,494)	$(37,767,536)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(42,766,540)	$(37,766,536)

Condensed Balance Sheet as of June 30, 2021 (Unaudited)
Class A common stock subject to possible redemption	$338,012,910	$61,987,090	$400,000,000
Class A common stock	$620	$(620)	$—
Additional paid-in capital	$31,948,976	$(31,948,976)	$—
Accumulated deficit	$(26,950,587)	$(30,037,494)	$(56,988,081)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(61,987,090)	$(56,987,081)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (Unaudited)
Sale of 40,000,000 Units, net of underwriter discounts and offering expenses	$369,938,506	$(369,938,506)	$—
Initial value of common stock subject to redemption	$(357,233,460)	$357,233,460	$—
Remeasurement adjustment on redeemable common stock	$—	$(42,766,540)	$(42,766,540)

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	As Previously Reported	Adjustment	As Restated

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended June 31, 2021 (Unaudited)
Remeasurement adjustment on redeemable common stock	$19,220,550	$(19,220,550)	$—

Statement of Operations for the Three Months Ended March 31, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	36,430,512	(8,874,856)	27,555,556
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	(0.21)	$(0.21)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	12,070,092	(2,458,981)	9,611,111
Basic and diluted net loss per share, Non-redeemable common stock	$(0.64)	$0.43	$(0.21)

Statement of Operations for the Three Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	35,723,346	4,276,654	40,000,000
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	—	$(0.38)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	14,276,654	(4,276,654)	10,000,000
Basic and diluted net loss per share, Non-redeemable common stock	$(1.35)	$0.97	$(0.38)

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	As Previously Reported	Adjustment	As Restated

Statement of Operations for the Six Months Ended June 30, 2021 (Unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	36,009,910	(2,197,755)		33,812,155
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	—	$
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	13,179,468	(3,372,838)		9,806,630
Basic and diluted net income per share, Non-redeemable common stock	$(2.04)	$1.42		$0.62

Statement of Cash Flows for the Three Months Ended March 31, 2021 (Unaudited)
Supplemental disclosures of non-cash investing and financing activities
Change in value of Class A common stock subject to possible redemption	$(7,071,660)	$7,071,660		$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Supplemental disclosures of non-cash investing and financing activites
Change in value of Class A common stock subject to possible redemption	$(26,292,210)	$26,292,210		$—
NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
for the period ended December 31, 2020, as filed with the SEC on March 31, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Marketable Securities Held in Trust Account
At September 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to
$22,061,494 were charged to stockholders’ equity upon the completion of the Initial Public Offering and $462,969 were expensed as of the date of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement adjustment from carrying value to redemption value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital (to the extent available) and accumulated deficit.
At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Proceeds allocated to Public Warrants	$(8,000,000)
Class A common stock issuance costs	$(22,061,494)
Plus:
Remeasurement of carrying value to redemption value	$30,061,494

Class A common stock subject to possible redemptio n	$400,000,000

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
For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a warrant liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as an on-cash
gain or loss on the statements of operations.
The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40. The Warrants are not considered indexed to the Company’s own common stock, and as such, the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. The Private Placement Warrants and the Public Warrants for periods where no observable traded price was available are valued using the Modified Black Scholes Option Pricing model.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of warrant liability is not deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021 was approximately 0%, which differs from the expected income tax rate primarily due to the start-up
costs and warrant liability (discussed above) which are not currently deductible.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class
method in calculating earnings per share. Remeasurement adjustment associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase

17,750,000
Class A common shares in the aggregate. As of September 30, 2021, the Company did no
t have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$14,451,616	$3,612,904	$(6,974,041)	$(1,911,634)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	36,029,412	9,875,919

Basic and diluted net income (loss) per common stock	$0.36	$0.36	$(0.19)	$(0.19)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note
9
).

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
815-40)
(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU2020-06 amends the diluted earnings per share guidance, including the requirement to use theif-convertedmethod for all convertible instruments. ASU2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU2020-06 on January 1, 2021 and determined that ASU2020-06 did not have any impact on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

NOTE 4. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 40,000,000 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
NOTE 5. PRIVATE PLACEMENT
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
NOTE 6. RELATED PARTY TRANSACTIONS
Founder Shares
On November 25, 2020, the Company’s sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”). On January 25, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. All share and per share amounts have been retroactively restated to reflect the share dividend. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one
basis, subject to adjustments as described in Note 8.
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
The holders of Founder Shares will agree, subject to certain limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A)
one
year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

1
3

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

Promissory Note — Related Party
On November 25, 2020, the Company issued an unsecured promissory no
te (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021, (ii) the completion of the Initial Public Offering and (iii) the date on which the Company determines no
t to proceed with the Initial Public Offering. As of March 31, 2021, the balance of this no
te has been paid in full. Borrowings under the Promissory Note are no
longer available.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
NOTE 7. COMMITMENTS

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
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
—
The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 125,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021, there were 40,000,000 shares of common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 10,000,000 and 10,062,500 shares of Class B common stock issued and outstanding
.
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

1
4

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

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
At September 30, 2021, assets held in the Trust Account were comprised of $400,023,975 in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

1
5

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)

	Description	Level	December 31, 2020	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund		1	$—	$400,023,975
Liabilities:
Warrant liability – Public Warrants		1	$—	$11,280,000
Warrant liability – Private Placement Warrants		2		$13,747,500
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on our Condensed Consolidated balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable inputs utilized in determining the fair value of the Private Warrants are the expected volatility of the common stock and the probability and expected timing to consummate a business combination. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public stock pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for the initial measurement, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. At September 30, 2021 the Private Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28, 2021	9,945,000	8,000,000	17,945,000
Change in valuation inputs or other assumptions	3,802,500	—	3,802,500
Transfer to Level 1	—	(8,000,000)	(8,000,000)

Fair value as of March 31, 2021	13,747,500	—	13,747,500
Change in fair value	10,042,500	—	10,042,500

Fair value as of June 30, 2021	$23,790,000	$—	$23,790,000
Change in fair value	(10,042,500)	—	(10,042,500)
Transfer to Level 2	(13,747,500)	—	(13,747,500)

Fair value as of September 30, 2021	$—	$—	$—

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 28, 2021	9,945,000	8,000,000	17,945,000
Change in valuation inputs or other assumptions	3,802,500	2,960,000	6,762,500

Fair value as of March 31, 2021	$13,747,500	$10,960,000	$24,707,500
Change in valuation inputs or other assumptions	10,042,500	8,560,000	18,602,500

Fair value as of June 30, 2021	$23,790,000	$19,520,000	$43,310,000
Change in valuation inputs or other assumptions	(10,042,500)	(8,240,000)	(18,282,500)

Fair value as of September 30, 2021	13,747,500	11,280,000	25,027,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was $8,000,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the nine months ended September 30, 2021 was $13,747,500.
NOTE 1
0
. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

1
6

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form10-Qincluding, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form10-Kfinal prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Basic and diluted net income (loss) per share, Class A common stock within the results of operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net income of $18,064,520, which consists of interest income on marketable securities held in our Trust Account of $6,040 and change in fair value of warrant liabilities of $18,282,500, offset by general and administrative expenses of $224,020.
For the nine months ended September 30, 2021, we had a net loss of $8,885,675, which consists of general and administrative expenses of $1,169,181, compensation expense of $195,000, transaction expenses $462,969 attributable to warrant liabilities and the change in fair value of warrant liabilities of $7,082,500, offset by interest income on marketable securities held in our Trust Account of $23,975.
Liquidity and Capital Resources
The registration statements for the Company’s Initial Public Offering were declared effective on January 25, 2021. On January 28, 2021, we completed the Initial Public Offering of 40,000,000 Units, which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000, which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,750,000 Private Placement Warrants at a price of $1.00 per Private Warrant in a private placement to Northern Star II Sponsor LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $9,750,000, which is described in Note 5.
For the nine months ended September 30, 2021, cash used in operating activities was $679,635. Net loss of $8,885,675 was affected by interest earned on marketable securities held in the Trust Account of $23,975, compensation expense of $195,000, transaction costs allocated to warrant liabilities of $462,969 and the change in fair value of warrant liability of $7,082,500. Changes in operating assets and liabilities provided $489,546 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $400,023,975 (including approximately $23,975 of interest income and unrealized gains, net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.
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
As of September 30, 2021, we had cash of $575,885. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
Evaluation of Disclosure Controls and Procedures
We determined that we had initially recorded our public and private warrants as equity instruments instead of as liabilities in our balance sheet as of January 28, 2021 which we filed on Form 8-K on February 4, 2021. We subsequently amended and restated the January 28, 2021 financial statements with our filing of an amended Form 8-K which we filed on May 19, 2021. We determined that our error in accounting for these warrants represented a material weakness in our internal controls. Within this Quarterly Report on Form 10-Q, we are reporting the restatement of our balance sheet as of January 28, 2021 and our financial statements as of and for the periods ending March 31, 2021 and June 30, 2021, to correct for the classification of a portion of the Class A common stock subject to possible redemption. We determined that the error in accounting for the shares subject to redemption represented a material weakness in our internal control over financial reported relating to our accounting for complex financial intruments.
As required by Rules13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
,
as the circumstances that led to the restatement of our financial statement described in Note 2 to the accompanying financial statements had not yet been identified. Management has identified a material weakness in internal controls related to the accounting for our complex financial instruments (including redeemable equity instruments as described above). In light of the material weakness identified and the resulting restatement, although we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II—OTHER INFORMATION
Item 1. Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2020 and subsequently in our Quarterly Report on Form
10-Q
for the quarter ended June 30, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2021, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of September 30, 2021.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 28, 2021, we consummated the Initial Public Offering of 40,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. Citi Group acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on
FormS-1(No.
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
Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Warrants, an aggregate of $400,000,000 was placed in the Trust Account.
We paid a total of $22,524,463 of transaction costs, consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $524,463 of other costs and expenses related to the Initial Public Offering.
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form10-Q.
Item 3. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHERN STAR INVESTMENT CORP. II

Date: November 15, 2021	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer

21