Form 10-K
period 2021-12-31
Northern Star Investment Corp. II
filed 2022-04-01
CIK 1834518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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
the Exchange Act).    Yes  ☒    No  ☐
The aggregate market value of voting stock held by
non-affiliates
of the registrant, as of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $398,400,000 (based on the
closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2021).
As of April 1, 20
22,
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
Summary of Risk Factors
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “
Risk Factors
,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

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

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

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

•
Members of our management team have been, may be, or may become, involved in litigation, investigations or other proceedings, the defense or prosecution of which could be time-consuming and could divert our management’s attention, and may have an adverse effect on us.

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

•	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
PART I

ITEM 1	. BUSINESS
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
File
Nos. 333-251921 and 333-252421) (the
“Registration Statement”) for our initial public offering of units (“Initial Public Offering” or “IPO”) was declared effective. On January 28, 2021, we consummated the initial public offering of 40,000,000 units (each, a “Unit” and collectively, the “Units”) including 5,000,000 units subject to the underwriters’ over-allotment option. Each Unit consists of one share of Class A common stock, $.0001 par value (“Common Stock”), and one-fifth of
one redeemable warrant (each, a “Public Warrant”), with each whole Public Warrant entitling the holder to purchase one share of Common Stock at a price of $11.50 per share. Each Public Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $400,000,000.
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

Recent Developments
Termination of Merger Agreement with Apex
As previously reported, Northern Star had entered into an Agreement and Plan of Reorganization (“Merger Agreement”), dated as of February 21, 2021, by and among Northern Star, NISC
II-A
Merger LLC, NISC
II-B
Merger LLC, Apex Fintech Solutions LLC (“Apex”) and, solely for the purposes of Section 5.21 thereof, PEAK6 Investments LLC. The Merger Agreement had provided for the parties to enter into a business combination transaction, as a result of which Apex would have become a wholly-owned subsidiary of Northern Star, with the members of Apex becoming stockholders of Northern Star. On November 30, 2021, Apex notified Northern Star that it was terminating the Merger Agreement pursuant to Section 7.1(b) thereof, based upon the business combination transaction not having been completed by the outside date of November 30, 2021. Despite the best efforts of Northern Star and Apex over almost eight months, the parties were unable to have Northern Star’s registration statement on Form
S-4
relating to the proposed transaction cleared by the staff of the Securities and Exchange Commission.
The subscription agreements between Northern Star and certain accredited investors, pursuant to which such investors had agreed to purchase, concurrently with the closing of the business combination transaction, an aggregate of 17.5 million shares of Class A Common Stock in a private placement at a price of $10.00 per share, terminated by their terms simultaneously with the termination of the Merger Agreement.
Northern Star is continuing in its efforts to identify a prospective target business for an initial business combination. As described in further detail herein, under Northern Star’s amended and restated certificate of incorporation, Northern Star has until January 28, 2023 to complete an initial business combination.
Effecting a Business Combination
General
We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We intend to utilize cash derived from the proceeds of our IPO and the private placement of Private Placement Warrants, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the private placement of Private Placement Warrants are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.
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
If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata
 share of the trust account. In such case, we will promptly return any shares delivered by public holders.

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
Our public stockholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the required time period, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or in connection with certain amendments to our charter prior thereto or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata
 share of the trust account. Such stockholder must have also exercised its redemption rights and followed the procedures described above and as detailed in the applicable proxy or tender offer materials.
Competition
In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources are relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.
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
Employees
We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.
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
Our amended and restated certificate of incorporation provides that we must complete our initial business combination within 24 months after the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial business combination by such date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable
in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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
Our amended and restated certificate of incorporation authorizes the issuance of up to 125,000,000 shares of Class A common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, $0.0001 per share. There are 85,000,000 and 15,000,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B common stock. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination initially at a one-for-one ratio but
subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the
time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or any amendment to our amended and restated certificate of incorporation that would affect the rights granted to public stockholders in the Initial Public Offering, including but not limited to conversion rights. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

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

We may need additional funds to consummate an initial business combination and there is no assurance such funds will be available to us.
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
The
COVID-19
pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with Ih we ultimately consummate a business combination, may be materially adversely affected.
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
In recent years and especially since the fourth quarter of calendar year 2020, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.
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
Members of our management team have been, may be, or may become, involved in litigation, investigations or other proceedings. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us.
During the course of their careers, our officers and directors have been, may be or may in the future become involved in litigation, investigations or other proceedings. Our officers and directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our officers and directors away from our search for a target business and may negatively affect our ability to consummate an initial business combination.
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
Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management.”
Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Specifically, each of our officers is an officer and/or director of Northern Star Acquisition Corp. (“Northern Star III”), a blank check company like our company that has entered into a definitive agreement for an initial business combination. Accordingly, if Northern Star III’s proposed business combination is not consummated for any reason, they may be required to present suitable business combination opportunities to Northern Star III prior to presenting them to our company for consideration. Accordingly, our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Delaware law. For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management—Officers and Directors” and “Management—Conflicts of Interest.”
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
Risks Relating to our Securities
You do not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to convert, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’
rights or pre-initial business combination
activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within 24 months from the closing of the Initial Public Offering, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our units, Class A common stock, and warrants are listed on the NYSE. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).
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
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock, and warrants are listed on the NYSE, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
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
There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. For instance, if we call our warrants for redemption, we can force all holders to exercise their warrants on a cashless basis. Additionally, If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by th
e
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
Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such securities. The registration rights are exercisable with respect to the founder shares, the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders and holders of our private placement warrants or their respective permitted transferees are registered.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.00 per share.
The proceeds held in the trust account have been and will continue to be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
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
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period
during which any third-party claims can be brought against the corporation, a 90-day period during
which the corporation may reject any claims brought, and
an additional 150-day waiting period
before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following th
e
24th month from the closing of the Initial Public Offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors

(such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
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
Our certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (C) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our certificate of incorporation.
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
Our certificate of incorporation provides that the exclusive forum provision is applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the exclusive forum provision does not apply to actions brought under the Securities Act, or the rules and regulations thereunder.
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

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our Initial Public Offering, or defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing
once the warrants become exercisable and ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants are redeemable by us (except under certain circumstances) so long as they are held by the Sponsor or its permitted transferees.
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

General Risks
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
We have incurred and expect to incur significant costs in pursuit of our acquisition plans. We lack the financial resources we need to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements included in this Annual Report on Form 10-K. As a result, there is substantial doubt that we can sustain operations for a period of at least one-year from the issuance date of these financial statements. The financial statements do not include any adjustments that might result from our inability to continue as a going concern.
We are a company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a company with no operating results. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target(s) for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income
in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.
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
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
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
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss or inability to consummate an initial business combination.

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
As described elsewhere in this report, in connection with the preparation of our financial statements as of December 31, 2021, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of December 31, 2021.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form
10-K
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

Holders
As of April 1, 2022, there was one holder of record of our units, six holders of record of our common stock and two holders of record of our warrants.
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
Transaction costs amounted to $22,524,463, consisting of $8,000,000 of underwriting fees, $14,000,000 of deferred underwriting fees and $524,463 of other offering costs. As of December 31, 2021, cash of $440,291 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes.
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
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form
10-K.
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net income of $3,152,314, which consists of change in fair value of warrant liability of $6,762,500, and interest earned on marketable securities held in the Trust Account of $32,399, offset by general and administrative expenses of $2,984,616, loss on initial issuance of private warrants of $195,000 and transaction expenses attributable to warrant liabilities of $462,969.
For the period from November 12, 2020 (inception) through December 31, 2020, we had a net loss of $392, which consisted of general and administrative expenses.
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
For the year ended December 31, 2021, cash used in operating activities was $810,229. Net income of $3,152,314 was affected by interest earned on marketable securities held in the Trust Account of $32,399, loss on initial issuance of private warrants of $195,000, transaction expenses attributable to warrant liabilities of $462,969 and changes in fair value of warrant liabilities of $6,762,500. Changes in operating assets and liabilities provided $2,174,387 of cash for operating activities.
For the period from November 12, 2020 (inception) through December 31, 2020, cash used in operating activities was $17. Net loss of $392 was affected by changes in operating assets and liabilities which provided $375 of cash for operating activities.
As of December 31, 2021, we had marketable securities held in the Trust Account of $400,032,399 (including approximately $32,400 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.
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

As of December 31, 2021, we had cash of $440,291. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through at least one year from issuance date of these financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.
Warrant Liabilities
The company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per common share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Accretion associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU 2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
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
Offering Costs
The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses. Offering costs amounted to $22,524,463, of which $22,061,494 were charged to stockholders’ deficit upon the completion of the Initial Public Offering and $462,969 were charged to operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Report and is included herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers
Our current directors and executive officers are as follows:

Name	Age	Position
Joanna Coles	59	Chairperson of the Board and Chief Executive Officer
Jonathan J. Ledecky	64	President and Chief Operating Officer
James H.R. Brady	57	Chief Financial Officer
Kirsten A. Green	50	Director
David Shapiro	51	Director
Maryann Turcke	56	Director
Joanna Coles
has served as our Chairperson of the Board of Directors and as our Chief Executive Officer since our inception. She also served as Chairperson of the Board of Directors of Northern Star I from July 2020, and as its Chief Executive Officer from September 2020, until its business combination with Barkbox, Inc. in June 2021, and continues to be a director of the combined company. She has also served as the Chairperson of the Board of Directors and Chief Executive Officer of Northern Star Investment Corp. III since November 2020 and of Northern Star Investment Corp. IV since November 2020. Ms. Coles is a creative media and technology entrepreneur who in her previous roles as editor of two leading magazines and Chief Content Officer of Hearst Magazines developed an extensive network of relationships at the intersection of technology, fashion and beauty. Ms. Coles is on the board of Snap Inc. (NYSE: SNAP), a leading digital media company that utilizes technology to combine mobile phone photos with Snapchat, a leading communications platform. Its chat services include creating and watching stories, chatting with groups, and making voice and video calls while also communicating through stickers and Bitmojis. She is also on the board of directors of Sonos, Inc. (NASDAQ: SONO), a designer, developer, manufacturer and seller of audio products and services. Ms. Coles has been the Executive Producer for ABC Freeform’s highly acclaimed The Bold Type since 2016 and in 2019 entered into a production development deal at ABC Studios creating TV shows across Disney’s streaming platforms. Since January 2019, she has also been a special advisor to Cornell Capital, a $3.5 billion private investment firm founded in 2013 by Henry Cornell, the former Vice Chairman of Goldman Sachs’ Merchant Banking Division. She was appointed Chief Content Officer of Hearst Magazines in September 2016, overseeing editorial for Hearst’s 300 titles globally, and served until August 2018. Prior to that, she was
Editor-in-Chief
of Cosmopolitan, a role she started in September 2012. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles was New York columnist for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities. She is also a member of the board of directors of Density Software, a company that utilizes hardware systems and software solutions to manage safety and security in physical spaces including retail stores, hotels, restaurants, office buildings, public facilities such as airports and universities and home environments, Blue Mistral, a clean beauty company, and an advisor to several private companies. She holds a B.A. in English and American literature from the University of East Anglia.
We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience and contacts and relationships.
Jonathan J. Ledecky
has served as our President and Chief Operating Officer since our inception. He also served as President and Chief Operating Officer of Northern Star I from September 2020 until its business combination with Barkbox, Inc. in June 2021, and continues to be a director of the combined company. He also served as Northern Star I’s Chief Executive Officer from July 2020 until September 2020. He has also served as the President and Chief Operating Officer of Northern Star Investment Corp. III since November 2020 and of Northern Star Investment Corp. IV since November 2020. He has also served as Chairman of the Board of Pivotal Investment Corporation III since October 2020. Mr. Ledecky has been a co-owner
of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He was also the Chief Executive Officer and chairman of the board of directors of Pivotal II, a blank check company like our company that raised $230,000,000 in its initial public offering in July 2019 and consummated its initial business combination with XL, a leading provider of fleet electrification solutions for Class
2-6
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
James H.R. Brady
 has served as our Chief Financial Officer since our inception. He also served as Chief Financial Officer of Northern Star I from July 2020 until its business combination with Barkbox, Inc. in June 2021. He has also served as Chief Financial Officer of Northern Star Acquisition Corp. since July 2020 and of Northern Star Investment Corp. III since November 2020 and of Northern Star Investment Corp. IV since November 2020. He has also served as Chief Financial Officer of Pivotal Investment Corporation III since October 2020. He also served as Chief Financial Officer of Pivotal II from its inception until its merger with XL and served as Chief Financial Officer of Pivotal I from September 2018 until its merger with KLDiscovery. Since 2014, Mr. Brady has provided financial and strategic services to growth companies. From 2017 to 2021, he has served as Chief Financial Officer of Airside Mobile, a technology company. From 2014 to 2017, he was Vice President for VSL Pharmaceuticals, a probiotic company. From 2013 to 2014, Mr. Brady was the Chief Financial Officer and General Counsel of Sweetgreen, a high-growth healthy, fast casual restaurant chain. From 2011 to 2013, Mr. Brady was Executive Vice President—Finance and Legal for Audax Health Solutions, a digital health/social media company. From 2009 to 2011, he was Executive Counsel of ODIN Technologies, a RFID software company. Mr. Brady previously served as a corporate and securities attorney with the firms of Hogan & Hartson and Hunton & Williams. Mr. Brady received a BA from the College of William and Mary, a JD from the George Washington National Law Center and a MBA from Darden Graduate School of Business at the University of Virginia.
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
David Shapiro
 has served as a member of our board of directors since January 2021. Mr. Shapiro also provided consulting services to Northern Star I from November 2020 until its business combination with Barkbox, Inc. in June 2021. Mr. Shapiro was affiliated with Propel Media from October 2011 until December 2020, most recently serving as its Chief Operating Officer from April 2016 to December 2020. Mr. Shapiro also served in a variety of other capacities while at Propel Media and its subsidiaries, including as Chief Corporate Development Officer, General Counsel and Executive Vice President, Business & Legal Affairs. While at Propel Media, Mr. Shapiro was responsible for the company’s acquisition of DeepIntent, a high-growth healthcare marketing technology platform. From September 2008 to October 2011, Mr. Shapiro served as a consultant to media and Internet companies. From May 2006 to September 2008, Mr. Shapiro served as the Senior Vice President, Business & Legal Affairs and Secretary to DIC Entertainment, a publicly traded, children’s entertainment company that was sold in 2008. Prior to that, Mr. Shapiro was a member of the Office of the CEO and the Head of Corporate Projects and Initiatives at LRN Corporation, a leading provider of technology-enabled ethics and corporate governance solutions, and a corporate attorney at Wilson Sonsini Goodrich and Rosati, where he specialized in venture capital financings and mergers and acquisitions for public and private technology companies. Earlier in his career, he served as an Assistant District Attorney in the Manhattan District Attorney’s Office. Mr. Shapiro graduated with honors from Harvard Law School and received a Master’s degree in Public Policy from the Eagleton Institute of Politics and a Bachelor of Arts degree in Politics from Brandeis University, where he graduated Phi Beta Kappa.

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

Corporate Governance
NYSE rules require that we follow certain corporate governance requirements described herein, including having a majority of our board of directors be independent and maintaining certain committees of our board of directors. More than 50% of the founder shares are held by our initial stockholders. This permits us to be considered a “controlled company” under NYSE rules and allows us to avoid certain of the foregoing corporate governance requirements. Nevertheless, we have not used and plan to continue to not use the related exemptions to the NYSE corporate governance rules under the controlled company standard.
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

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership(2)	Approximate percentage of outstanding common stock
Joanna Coles(3)	9,708,334	19.4%
Jonathan J. Ledecky(3)	9,708,334	19.4%
James H.R. Brady	116,667	*
Kirsten A. Green	58,333	*
David Shapiro	58,333	*
Maryann Turcke	58,333	*
Northern Star II Sponsor LLC	9,708,334	19.4%
Arena Capital Advisors, LLC(4)	3,502,071	7.0%
Saba Capital Management, L.P.(5)	2,429,998	4.9%
Citadel Advisors LLC(6)	3,214,663	6.4%
Magnetar Financial LLC(7)	3,250,000	6.5%
Highbridge Capital Management, LLC(8)	2,732,169	5.5%
All officers and directors as a group (six individuals)	10,000,000	20.0%

*	Less than one percent.
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
(4)
Represents shares held by Arena Capital Advisors, LLC and its underlying funds. Each such holder has a business address of 12121 Wilshire Boulevard, Suite 1010, Los Angeles, California 90025. Information derived from a Schedule 13G/A filed on February 14, 2022.

(5)
Represents shares held by Saba Capital Management, L.P., Boaz R. Weinstein, and Saba Capital Management GP, LLC. Each such holder has a business address of 405 Lexington Avenue, 58th Floor, New York, New York 10174. Information derived from a Schedule 13G filed on December 16, 2021.

(6)
Represents shares held by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, CALC IV LP, Citadel Securities GP LLC and Kenneth Griffin. Each such holder has a business address of 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603. Information derived from a Schedule 13G/A filed on February 14, 2022.

(7)
Represents shares held by Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and Alec N. Litowitz. Each such holder has a business address of 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. Information derived from a Schedule 13G filed on January 28, 2022.

(8)	Highbridge Capital Management, LLC has a business address of 277 Park Avenue, 23rd Floor, New York, New York 10172. Information derived from a Schedule 13G/A filed on February 9, 2022.
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
The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement executed in connection with our Initial Public Offering. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period, which is described in the prospectus under “—Transfers of Founder Shares and Private Placement Warrants.”
Mr. Ledecky and Ms. Coles are deemed to be our “promoters” as such term is defined under the federal securities laws.
Equity Compensation Plans
As of December 31, 2021, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.
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
All of the founders’ shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earlier of (A) one year after the completion of our initial business combination or earlier if, subsequent to our initial business combination, the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination and (B) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our stockholders having the right to exchange their

Class A common stock for cash, securities or other property and (ii) in the case of the private placement warrants and the respective shares of Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination except in each case (a) to our officers or directors, any affiliate or family member of any of our officers or directors, any affiliate of our initial stockholders or to any member of the initial stockholders or any of their affiliates, (b) in the case of an individual, as a gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of such person; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a business combination at prices no greater than the price at which the shares or warrants were originally purchased; (f) by virtue of the laws of the State of Delaware or our initial stockholders’ limited liability company agreement upon dissolution of our initial stockholders, (g) in the event of our liquidation prior to our consummation of our initial business combination; or (h) in the event that, subsequent to our consummation of an initial business combination, we complete a liquidation,merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their Class A common stock for cash, securities or other property; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements.
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
In order to meet our working capital needs, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment.
The holders of our founders’ shares, as well as the holders of the Private Placement Warrants and any warrants our initial stockholders, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants and warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020 totaled $211,356 and $0, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees.
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at
www.sec.gov
.

(b)	The following Exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.**

3.2	Amended and Restated Bylaws.***

4.1	Specimen Unit Certificate.**

4.2	Specimen Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.**

4.5	Description of the Registrant’s Securities.****

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.**

10.3	Registration Rights Agreement**

10.4	Private Warrants Purchase Agreement between the Registrant and Sponsor.**

10.5	Indemnification Agreement.**

10.6	Form of Subscription Agreement.*

10.7	Form of Member Support Agreement.*

10.8	Form of Sponsor Support Agreement.*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 22, 2021
**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-251921 and 333-252421).
***	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 25, 2022
*****	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020
ITEM 16.
FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2022.

NORTHERN STAR INVESTMENT CORP. II

By:	/s/ Joanna Coles
Joanna Coles
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Joanna Coles	Chairperson of our board of directors and Chief Executive Officer	April 1, 2022
J OANNA C OLES	(Principal Executive Officer)

/s/ Jonathan Ledecky	President and Chief Operating Officer	April 1, 2022
J ONATHAN L EDECKY

/s/ James H.R. Brady	Chief Financial Officer	April 1, 2022
J AMES H.R. B RADY	(Principal Financial and Accounting Officer)

/s/ Kirsten A. Green	Director	April 1, 2022
K RISTEN A. G REEN

/s/ David Shapiro	Director	April 1, 2022
D AVID S HAPIRO

/s/ Maryann Turcke	Director	April 1, 2022
M ARYANN T URCKE

REPORT OF INDEPENDENT REGISTERED
PU
BLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Northern Star Investment Corp II
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Northern Star Investment Corp II (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/
s
/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
April 1, 2022

NORTHERN STAR INVESTMENT CORP. II
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets Cash	$440,291	$124,983
Prepaid expenses	3,333	—

Total Current Assets	443,624	124,983
Deferred offering costs	—	52,500
Marketable securities held in Trust Account	400,032,399	—

TOTAL ASSETS	$400,476,023	$177,483

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts Payable and Accrued expenses	$2,178,095	$375
Accrued offering costs	—	2,500
Promissory note – related party	—	150,000

Total current liabilities	2,178,095	152,875
Warrant liabilities	11,182,500	—
Deferred underwriting fee payable	14,000,000	—

Total Liabilities	27,360,595	152,875

Commitments
Class A common stock subject to possible redemption 40,000,000 and no shares at $10.00 per share redemption value as of December 31, 2021 and 2020	400,000,000	—
Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 and 10,062,500 shares issued and outstanding as of December 31, 2021 and 2020, respectively (1)	1,000	1,007
Additional paid-in capital	—	23,993
Accumulated deficit	(26,885,572)	(392)

Total Stockholders’ (Deficit) Equity	(26,884,572)	24,608

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$400,476,023	$177,483

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

The accompanying notes are an integral part of the consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from November 12, 2020 (inception) through December 31, 2020
General and administrative expenses	$2,984,616	$392

Loss from operations	(2,984,616)	(392)
Other income (expense):
Interest earned on marketable securities held in Trust Account	32,399	—
Transaction expenses attributable to warrant liabilities	(462,969)	—
Loss on initial issuance of private warrants	(195,000)	—
Change in fair value of warrant liability	6,762,500	—

Total other income, net	6,136,930	—

Net income (loss)	$3,152,314	$(392)

Basic and diluted weighted average shares outstanding, Class A common stock	36,931,507	—

Basic and diluted net income per share, Class A common stock	$0.07	$—

Basic and diluted weighted average shares outstanding of Class B common stock	9,880,137	8,750,000

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.00)

The accompanying notes are an integral part of the consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONSOLIDATED STATEMENTS OF CHANGES IN
STOCKHOLDERS’
(DEFICIT) EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – November 12, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock	—	—	10,062,500	1,006	23,994	—	25,000
Net loss	—	—	—	—	—	(392)	(392)

Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(392)	$24,608
Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,000)	(30,037,494)	(30,061,494)
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net income	—	—	—	—	—	3,152,314	3,152,314

Balance – December 31, 2021	—	$—	10,000,000	$1,000	$—	$(26,885,572)	$(26,884,572)

The accompanying notes are an integral part of the consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from November 12, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$3,152,314	$(392)
Adjustments to reconcile net income (loss) net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(32,399)	—
Loss on initial issuance of private warrants	195,000	—
Transaction expenses attributable to warrant liabilities	462,969	—
Changes in fair value of warrant liabilities	(6,762,500)	—
Changes in operating assets and liabilities:
Prepaid expenses	(3,333)	—
Accounts payable and accrued expenses	2,177,720	375

Net cash used in operating activities	(810,229)	(17)

Cash Flows from Investing Activities:
Investment of cash into trust Account	(400,000,000)	—

Net cash used in investing activities	(400,000,000)	—
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	—
Proceeds from sale of Units, net of underwriting discounts paid	392,000,000	—
Proceeds from sale of Private Placement Warrants	9,750,000	—
Proceeds from promissory note – related party	—	150,000
Repayment of promissory note – related party	(150,000)	—
Payment of offering costs	(474,463)	(25,000)

Net cash provided by financing activities	401,125,537	125,000

Net Change in Cash	315,308	124,983
Cash – Beginning of period	124,983	—

Cash – End of period	$440,291	$124,983

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$2,500
Change in value of Class A common stock subject to redemption	$369,938,506	$—

Remeasurement adjustment on redeemable stoc k	$30,061,494	$—
Deferred underwriting fee payable	$14,000,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN
Northern Star Investment Corp. II (the “Company”) is a blank check company incorporated in Delaware on November 12, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company has two wholly-owned subsidiaries, NSIC
II-A
Merger LLC and NSIC
II-B
LLC, both of which were incorporated in the state of Delaware on February 15, 2021.
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 28, 2021, an amount of $400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and held as cash items or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) ofRule2a-7ofthe Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the assets held in the Trust Account, as described below.
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
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had $440,291 in its operating bank accounts, $400,032,399 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of December 31, 2021, approximately $32,400 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
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

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.
Marketable Securities Held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged to temporary equity and warrants upon the completion of the Initial Public Offering. Offering costs amounting to $22,061,494 were charged to stockholders’ (deficit) equity upon the completion of the Initial Public Offering and $462,969 were expensed as of the date of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s consolidated balance sheets.
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

Components of Equity
Upon the Initial Public Offering, the Company issued Class A common stock
and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $17,945,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $22,061,494 to the Class A common stock.
 All of the 400,000,000 Class A
common stock
are presented within temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.
Warrant Liabilities
The company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statements of operations in the period of change.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement
process
for financial statement recognition and measurement of
a
tax
 position
taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more
-
likely
-
than
-
not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no

amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception
Net Income (Loss) Per Common Share
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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 17,750,000 Class A common shares in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from November 12, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,486,982	$665,332	$—	$(392)
Denominator:
Basic and diluted weighted average common shares outstanding	36,931,507	9,880,137	—	8,750,000

B asic and diluted net income (loss) per common stock	$0.07	$0.07	$—	$(0.00)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000.
The Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s consolidated balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2020-06 effective as of January 15, 2021. The adoption of ASU 2020-06 did not have an impact on our financial statements.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
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
Promissory Note — Related Party
On November 25, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor pursuant to which the Company may borrow up to an aggregate principal amount of $150,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2021, (ii) the completion of the Initial Public Offering and (iii) the date on which the Company determines not to proceed with the Initial Public Offering. As of March 31, 2021, the balance of this note has been paid in full. Borrowings under the Promissory Note are no longer available.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2021 and 2020, there were no amounts outstanding under the Working Capital Loans.
NOTE 6 — COMMITMENTS
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
Consulting Agreement
On January 21, 2021, the Company entered into an agreement with a consultant for advisory services related to a Business Combination. The agreement specified that the consultant would assist with due diligence, deal structuring, documentation and obtaining shareholder approval for a Business Combination. The consultant would receive a fee of 100,000 shares of the Company’s Class A common stock upon the successful consummation of a Business Combination. In March 2022, the agreement was terminated, and the Company will not incur expenses under this agreement.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7 — STOCKHOLDER’S (DEFICIT) EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 40,000,000 shares of common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued and outstanding.
Class
 B Common Stock
 —
The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share.
At December 31, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.
At December 31, 2020, there were 10,062,500 shares of Class B common stock issued and outstanding.
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

NOTE 8 — INCOME TAX
The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets (liability)
Net operating loss carryforward	$38,319	$82
Startup/Organization Expenses	584,675	—
Unrealized loss – Trus t	(3,022)	—
Total deferred tax assets (liability)	619,972	82
Valuation Allowance	(619,972)	(82)

Deferred tax assets (liability)	$—	$—

The income tax provision for the year ended December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current benefit	—	—
Deferred benefit	$(619,890)	$(82)

Stat e
Current benefi t	—	—
Deferred benefit	—	—
Change in valuation allowance	619,890	82

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had
$182,470

a
nd $30
 of U.S. federal net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from November 12, 2020 (inception), the change in the valuation allowance was $619,890 and $82, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrants	(45.1)%	0.0%
Transaction costs allocated to warrants	3.1%	0.0%
Fair value of private warrant liability in excess of proceeds	1.3%	0.0%
Valuation allowance	19.7%	(21.0)%

Income tax provision	—%	—%

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of warrant liability is not deductible. During the year ended December 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the year ended December 31, 2021 was approximately 0%, which differs from the expected income tax rate primarily due to the start-up costs and warrant liability (discussed above) which are not currently deductible.
The Company files income tax returns in the U.S. federal and New York jurisdiction. The Company’s tax returns for the year ended December 31, 2021 and 2020 remain open and subject to examination.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security “CARES” Act was signed into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOLs”) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The company has determined that the cares act did not have any impact on the Company’s financial position or statements of operations.

NOTE 9 — FAIR VALUE MEASUREMENTS
The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.
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
At December 31, 2021, assets held in the Trust Account were comprised of $400,032,399 held in money market funds which are invested primarily in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Description	Level	December 31, 2020		December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund		1		$—	$400,032,399
Liabilities:
Warrant liability – Public Warrants (1)		1	$		$5,040,000
Warrant liability – Private Placement Warrants (1)		2			$6,142,500

(1)	Measured at fair value on a recurring basis.
Warrants
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on our consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
The
 Public and
Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable inputs utilized in determining the fair value of the Private Warrants are the expected volatility of the common stock and the probability and expected timing to consummate a business combination. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public stock pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for the initial measurement, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. At
December 31
, 2021 the Private Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
As of December 31, 2021, the aggregate values of the Public Warrants and Private Placement Warrants were $6,142,500 and $5,040,000, respectively, based on a fair value of $0.63 per warrant.
The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 28, 2021	9,945,000	8,000,000	17,945,000
Change in valuation inputs or other assumptions	3,802,500	—	3,802,500
Transfer to Level 1	—	(8,000,000)	(8,000,000)

Transfer to Level 2	(13,747,500)	—	(13,747,500)

Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 m easureme
nt to a Level 1 fair value measurement during the year ended December 31, 2021 was $8,000,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the year ended December 31, 2021 was $13,747,500.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 28, 2021	9,945,000	8,000,000	17,945,000
Change in valuation inputs or other assumptions	(3,802,500)	(2,960,000)	(6,762,500)

Fair value as of December 31, 2021	6,142,500	5,040,000	11,182,500

NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

F-
19