Form 10-Q
period 2022-03-31
Northern Star Investment Corp. II
filed 2022-05-13
CIK 1834518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2022

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
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
As of May 13, 2022, there were
 40,000,000 shares of Class A common stock, $0.0001 par value, and 10,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited )
Current Assets
Cash	$161,401	$440,291
Prepaid expenses	3,333	3,333

Total Current Assets	164,734	443,624
Marketable investments held in Trust Account	400,038,309	400,032,399

TOTAL ASSETS	$400,203,043	$400,476,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable and Accrued expenses	$2,093,189	$2,178,095

Total current liabilities	2,093,189	2,178,095
Warrant liabilities	7,455,000	11,182,500
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	23,548,189	27,360,595

Commitments
Class A common stock subject to possible redemption 40,000,000 shares at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	400,000,000	400,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(23,346,146)	(26,885,572)

Total Stockholders’ Deficit	(23,345,146)	(26,884,572)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,203,043	$400,476,023

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
General and administrative expenses	$193,984	$322,598

Loss from operations	(193,984)	(322,598)
Other income (expense):
Interest earned on marketable investments held in Trust Account	5,910	13,056
Unrealized gain on marketable investments held in Trust Account	—	361
Transaction expenses attributable to warrant liabilities	—	(462,969)
Loss on initial issuance of private warrants	—	(195,000)
Change in fair value of warrant liability	3,727,500	(6,762,500)

Total other income (expense), net	3,733,410	(7,407,052)

Net income (loss)	$3,539,426	$(7,729,650)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	27,555,556

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.21)

Basic and diluted weighted average shares outstanding of Class B common stock	10,000,000	9,611,111

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.21)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	10,000,000	$1,000	$—	$(26,885,572)	$(26,884,572)
Net income	—	—	—	—	—	3,539,426	3,539,426

Balance – March 31, 2022	—	$—	10,000,000	$1,000	$—	$(23,346,146)	$(23,345,146)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(392)	$24,608
Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,000)	(30,037,494)	(30,061,494)
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net loss	—	—	—	—	—	(7,729,650)	(7,729,650)

Balance – March 31, 2021	—	$—	10,000,000	$1,000	$—	$(37,767,536)	$(37,766,536)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3,539,426	$(7,729,650)
Adjustments to reconcile net income (loss) net cash used in operating activities:
Interest earned on marketable investments held in Trust Account	(5,910)	(13,056)
Unrealized gain on marketable securities held in Trust Account	—	($361)
Loss on initial issuance of private warrants	—	195,000
Changes in fair value of warrant liabilities	(3,727,500)	6,762,500
Changes in operating assets and liabilities:
Prepaid expenses	—	(2,000)
Deferred offering cost	—	52,500
Accrued offering cost	—	64,300
Accounts payable and accrued expenses	(84,906)	117,401

Net cash used in operating activities	(278,890)	(553,366)
Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	9,750,000
Repayment of promissory note – related party	—	(150,000
Payment of offering costs	—	(61,494)
Net cash provided by financing activities	—	401,538,506
Net Change in Cash	(278,890)	985,140
Cash – Beginning of period	440,291	124,983
Cash – End of period	$161,401	$1,110,123

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$64,300

Remeasurement adjustment on redeemable stock	$—	$30,061,494

Deferred underwriting fee payable	$—	$14,000,000

Forfeiture of Founder Shares	$—	$(17)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)
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
The Company has two wholly-owned subsidiaries, NSICII-AMerger LLC and NSICII-BLLC, both of which were incorporated in the state of Delaware on February 15, 2021.
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement
The registration statements for the Company’s Initial Public Offering were declared effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000, which is described in Note 3.
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
MARCH 31, 2022
(Unaudited)

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
If the Company is unable to complete a Business Combination by January 28, 2023 (the “Combination Period”) and such period is not extended by stockholders, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
MARCH 31, 2022
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
Liquidity and Going Concern
As of March 31, 2022, the Company had $161,401 in its operating bank accounts, $400,038,309 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of March 31, 2022, approximately
$38,309 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021, as filed with the SEC on April 1 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
MARCH 31, 2022
(Unaudited)

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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Investments Held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed consolidated balance sheets.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Components of Equity
Upon the Initial Public Offering, the Company issued Class A common stock and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without
method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $17,945,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $22,061,494 to the Class A common stock. All of the 40,000,000 shares of Class A common stock are presented within temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022.
The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. The change in fair value of warrant liability is not deductible. During the three months ended March 31, 2022, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 was approximately 21%, which differs from the expected income tax rate primarily due to the start-up
costs and warrant liability (discussed above) which are not currently deductible.
FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 17,750,000 Class A common shares in the aggregate. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,831,541	$707,885	$(5,730,802)	$(1,998,848)
Denominator:
Basic and diluted weighted average common shares outstanding	40,000,000	10,000,000	27,555,556	9,611,111
Basic and diluted net income (loss) per common stock	$0.07	$0.07	$(0.21)	$(0.21)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had not experienced losses on this account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 8).
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
MARCH 31, 2022
(Unaudited)

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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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
Underwriting Agreement
The underwriters from the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7 — STOCKHOLDER’S DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.
Class
 B Common Stock
 —
The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.
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
MARCH 31, 2022
(Unaudited)

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
NOTE 8 — FAIR VALUE MEASUREMENTS
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
At March 31, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $400,038,309 and $400,032,399 held in money market funds which are invested primarily in U.S. Treasury securities. During the period ended March 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	March 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$400,032,399	$400,038,309
Liabilities:
Warrant liability – Public Warrants (1)	1	$5,040,000	$3,360,000
Warrant liability – Private Placement Warrants(1)	2	6,142,500	$4,095,000

(1)	Measured at fair value on a recurring basis.
Warrants
The Warrants were accounted for as liabilities in accordance with
ASC815-40
and are presented within warrant liabilities on our condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Public and Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable inputs utilized in determining the fair value of the Private Warrants are the expected volatility of the common stock and the probability and expected timing to consummate a business combination. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public stock pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for the initial measurement, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. At December 31, 2021 the Private Warrants transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

As of March 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were
 $3,360,000 and $4,095,000, respectively, based on a fair value of $0.42 per warrant.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $8,000,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the year ended December 31, 2021 was $13,747,500. There were no transfer during the three months ended March 31, 2022.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	6,142,500	5,040,000	11,182,500
Change in valuation inputs or other assumptions	(2,047,500)	(1,680,000)	(3,727,500)
Fair value as of March 31, 2022	4,095,000	3,360,000	7,455,000
NOTE 9. SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net income of $3,539,426, which consists of change in fair value of warrant liability of $3,727,500, and interest earned on marketable investments held in the Trust Account of $5,910, offset by general and administrative expenses of $193,984.
For the three months ended March 31, 2021, we had a net loss of $7,729,650, which consists of change in fair value of warrant liability of $6,762,500, general and administrative expenses of $322,598, loss on initial issuance of private warrants of $195,000 and transaction expenses attributable to warrant liabilities of $462,969, offset by interest earned on marketable investments held in the Trust Account of $13,056 and unrealized gain on marketable investments held in Trust Account of $361.

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
For the three months ended March 31, 2022, cash used in operating activities was $278,890. Net income of $3,539,426 was affected by interest earned on marketable investments held in the Trust Account of $5,910, and changes in fair value of warrant liabilities of $3,727,500. Changes in operating assets and liabilities used $84,906 of cash for operating activities.
For the three months ended March 31, 2021, cash used in operating activities was $553,366. Net loss of $7,729,650 was affected by interest earned on marketable investments held in the Trust Account of $13,056, loss on initial issuance of private warrants of $195,000, unrealized gain on marketable investments held in Trust Account of $361 and changes in fair value of warrant liabilities of $6,762,500. Changes in operating assets and liabilities provided $232,201 of cash for operating activities.
As of March 31, 2022, we had marketable investments held in the Trust Account of $400,038,309 (including approximately $38,309 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.
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
As of March 31, 2022, we had cash of $161,401. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) Per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average number of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income (loss) per common share because their exercise is contingent upon future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share. Remeasurement associated with the redeemable Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)under
the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Item 1A. Risk Factors
As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on
Form 10-K
for the year ended December 31, 2021 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
As described elsewhere in this report, in connection with the preparation of our financial statements as of March 31, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of March 31, 2022.
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
We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 28, 2021, we consummated the Initial Public Offering of 40,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. Citi Group acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form
S-1(No.
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

NORTHERN STAR INVESTMENT CORP. II

Date: May 13, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer