Form 10-Q
period 2022-06-30
Northern Star Investment Corp. II
filed 2022-08-12
CIK 1834518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-39929

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
of the Exchange Act
).    Yes  ☒    No  ☐
As of August
12
, 2022, there were 40,000,000 shares of Class A common stock, $0.0001 par value, and 10,000,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART I—FINANCIAL INFORMATION
Item 1. Interim Financial Statements.
NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$19,356	$440,291
Prepaid expenses	3,333	3,333

Total Current Assets	22,689	443,624
Marketable investments held in Trust Account	400,584,272	400,032,399

TOTAL ASSETS	$400,606,961	$400,476,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable and Accrued expenses	$2,157,455	$2,178,095
Income taxes payable	59,596	—

Total current liabilities	2,217,051	2,178,095
Warrant liabilities	1,775,000	11,182,500
Deferred underwriting fee payable	14,000,000	14,000,000

Total Liabilities	17,992,051	27,360,595

Commitments
Class A common stock subject to possible redemption 40,000,000 shares at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021 , respectively	400,224,626	400,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(17,610,716)	(26,885,572)

Total Stockholders’ Deficit	(17,609,716)	(26,884,572)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$400,606,961	$400,476,023

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$206,311	$622,563	$400,295	$945,161

Loss from operations	(206,311)	(622,563)	(400,295)	(945,161)
Other income (expense):
Interest earned on marketable investments held in Trust Account	545,963	4,879	551,873	17,935
Unrealized loss on marketable investments held in Trust Account	—	(361)	—	—
Transaction expenses attributable to warrant liabilities	—	—	—	(462,969)
Loss on initial issuance of private warrants	—	—	—	(195,000)
Change in fair value of warrant liabilities	5,680,000	(18,602,500)	9,407,500	(25,365,000)

Total other income (expense), net	6,225,963	(18,597,982)	9,959,373	(26,005,034)
Income (loss) before provision for income taxes	6,019,652	(19,220,545)	9,559,078	(26,950,195)
Provision for income taxes	(59,596)	—	(59,596)	—

Net income (loss)	$5,960,056	$(19,220,545)	$9,499,482	$(26,950,195)

Basic and diluted weighted average shares outstanding, Class A common stock	40,000,000	40,000,000	40,000,000	33,812,155

Basic and diluted net income (loss) per share, Class A common stock	$0.12	$(0.38)	$0.19	$(0.62)

Basic and diluted weighted average shares outstanding of Class B common stock	10,000,000	10,000,000	10,000,000	9,806,630

Basic and diluted net income (loss) per share, Class B common stock	$0.12	$(0.38)	$0.19	$(0.62)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance – January 1, 2022	—	$—	10,000,000	$1,000	$—	$(26,885,572)	$(26,884,572)
Net income	—	—	—	—	—	3,539,426	3,539,426

Balance – March 31, 2022	—	$—	10,000,000	$1,000	$—	$(23,346,146)	$(23,345,146)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(224,626)	(224,626)
Net income	—	—	—	—	—	5,960,056	5,960,056

Balance – June 30, 2022	—	$—	10,000,000	$1,000	$—	$(17,610,716)	$(17,609,716)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	—	$—	10,062,500	$1,006	$23,994	$(392)	$24,608
Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,000)	(30,037,494)	(30,061,494)
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net loss	—	—	—	—	—	(7,729,650)	(7,729,650)

Balance – March 31, 2021	—	$—	10,000,000	$1,000	$—	$(37,767,536)	$(37,766,536)
Net loss	—	—	—	—	—	(19,220,545)	(19,220,545)

Balance – June 30, 2021	—	$—	10,000,000	$1,000	$—	$(56,988,081)	$(56,987,081)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,499,482	$(26,950,195)
Adjustments to reconcile net income (loss) net cash used in operating activities:
Interest earned on marketable investments held in Trust Account	(551,873)	(17,935)
Loss on initial issuance of private warrants	—	195,000
Transaction expenses attributable to warrant liabilities	—	462,969
Change in fair value of warrant liabilities	(9,407,500)	25,365,000
Changes in operating assets and liabilities:
Prepaid expenses	—	(2,000)
Income taxes payable	59,596	—
Accounts payable and accrued expenses	(20,640)	356,721

Net cash used in operating activities	(420,935)	(590,440)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(400,000,000)

Net cash used in investing activities	—	(400,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	9,750,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(458,163)

Net cash provided by financing activities	—	401,141,837

Net Change in Cash	(420,935)	551,397
Cash – Beginning of period	440,291	124,983

Cash – End of period	$19,356	$676,380

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$13,800

Remeasurement of Class A common stock subject to possible redemption	$224,626	$30,061,494

Deferred underwriting fee payable	$—	$14,000,000

Forfeiture of Founder Shares	$—	$(7)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
The Company has two wholly-owned subsidiaries,
NSICII-A
Merger LLC and NSICII-BLLC, both of which were incorporated in the state of Delaware on February 15, 2021.
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.
The registration statements for the Company’s Initial Public Offering were declared effective on January 25, 2021. On January 28, 2021, the Company consummated the Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which included the partial exercise by the underwriters of the over-allotment option in the amount of 5,000,000 Units, at $10.00 per Unit, generating gross proceeds of $400,000,000, which is described in Note 3.
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
JUNE 30, 2022
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
The holders of Founder Shares have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of Founder Shares acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters are expected to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor will
a
gree
to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per share or (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
Liquidity and Going Concern
As of June 30, 2022, the Company had $19,356 in its operating bank accounts, $400,584,272 in investments held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of June 30, 2022, $584,272 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.
Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.
The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
for the period ended December 31, 2021, as filed with the SEC on April 1 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
JUNE 30, 2022
(Unaudited)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
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
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.
Our
effective tax rate was 0.99% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.629% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 17,750,000 Class A common shares in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss)	$4,768,045	$1,192,011	$(15,376,436)	(3,844,109)	$7,599,586	$1,899,896	$(20,891,095)	$(6,059,100)
Denominator:
Basic and diluted weighted average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000	40,000,000	10,000,000	33,812,155	9,806,630

Basic and diluted net income (loss) per common stock	$0.12	$0.12	$(0.38)	(0.38)	$0.19	$0.19	$(0.62)	$(0.62)
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

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 8).
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
NOTE 5 — RELATED PARTY TRANSACTIONS
Founder Shares
On November 25, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,625,000 shares of the Company’s Class B common stock (the “Founder Shares”). Our Sponsor subsequently transferred certain shares to our officers and directors and other third parties, in each case at the same per-share
purchase price paid by our initial stockholders. On January 25, 2021, the Company effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 Founder Shares outstanding. All share and per share amounts have been retroactively restated to reflect the share dividend. The Founder Shares will automatically convert into Class A common stock upon the consummation of a Business Combination on a one-for-one
basis, subject to adjustments as described in Note 7.
The Founder Shares included an aggregate of up to 1,312,500 of Class B common stock that were subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares will collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriter’s decision to partially exercise their over-allotment provision, 62,500 Founder shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture.
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

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
Registration Rights
Pursuant to a registration rights agreement entered into on January 25, 2021, the holders of the Founder Shares (and any shares of Class A common stock issuable upon conversion of the Founder Shares), Private Warrants (and any shares of Class A common stock issuable upon the exercise of the Private Warrants), and warrants (and any shares of Class A common stock issuable upon exercise of such warrants) that may be issued upon conversion of working capital loans will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A common stock). The holders of the majority of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements
.
Consulting Agreement
On January 21, 2021, the Company entered into an agreement with a consultant for advisory services related to a Business Combination. The agreement specified that the consultant would assist with due diligence, deal structuring, documentation and obtaining stockholder approval for a Business Combination. The consultant would receive a fee of 100,000 shares of the Company’s Class A common stock upon the successful consummation of a Business Combination. In March 2022, the agreement was terminated, and the Company will not incur expenses under this agreement.
On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specifies that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of June 30, 2022 the Company incurred $41,667 in related expenses.
Underwriting Agreement
The underwriters from the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Class
 B Common Stock
 —

The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,000,000 shares of Class B common stock issued and outstanding.
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
At June 30, 2022 and December 31, 2021, assets held in the Trust Account $400,584,272 and $400,032,399, held in money market funds which are invested primarily in U.S. Treasury securities. During the period ended June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2021	June 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$400,032,399	$400,584,272
Liabilities:
Warrant liability – Public Warrants (1)	1	$5,040,000	$800,000
Warrant liability – Private Placement Warrants (1)	2	$6,142,500	$975,000

(1)	Measured at fair value on a recurring basis.

NORTHERN STAR INVESTMENT CORP. II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

Warrants
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
The Public and Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable inputs utilized in determining the fair value of the Private Warrants are the expected volatility of the common stock and the probability and expected timing to consummate a business combination. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public stock pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for the initial measurement, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the closing price of the Public Warrants was used as the fair value of the Public Warrants as of each relevant date. At December 31, 2021, the Private Warrants were transferred to Level 2 due to the use of an observable market quote for a similar asset in an active market.
As of June 30, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $800,000 and $975,000, respectively, based on a fair value of $0.10 per warrant.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $8,000,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the year ended December 31, 2021 was $13,747,500. There were no transfers during the three and six months ended June 30, 2022.
The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	6,142,500	5,040,000	11,182,500
Change in valuation inputs or other assumptions	(2,047,500)	(1,680,000)	(3,727,500)

Fair value as of March 31, 2022	4,095,000	3,360,000	7,455,000
Change in valuation inputs or other assumptions	(3,120,000)	(2,560,000)	(5,680,000)

Fair value as of June 30, 2022	975,000	800,000	1,775,000
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target company with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a net income of $5,960,056, which consists of change in fair value of warrant liabilities of $5,680,000, and interest earned on marketable investments held in the Trust Account of $545,963, offset by general and administrative expenses of $206,311 and provision for income taxes of $59,596.
For the six months ended June 30, 2022, we had a net income of $9,499,482, which consists of change in fair value of warrant liabilities of $9,407,500, and interest earned on marketable investments held in the Trust Account of $551,873, offset by general and administrative expenses of $400,295 and provision for income taxes of $59,596.
For the three months ended June 30, 2021, we had a net loss of $19,220,545, which consists of change in fair value of warrant liabilities of $18,602,500, general and administrative expenses of $622,563 and unrealized loss on marketable investments held in Trust Account of $361, offset by interest earned on marketable investments held in the Trust Account of $4,879.
For the six months ended June 30, 2021, we had a net loss of $26,950,195, which consists of change in fair value of warrant liabilities of $25,365,000, general and administrative expenses of $945,161, loss on initial issuance of private warrants of $195,000 and transaction expenses attributable to warrant liabilities of $462,969, offset by interest earned on marketable investments held in the Trust Account of $17,935.

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
Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,750,000 Private Placement Warrants at a price of $1.00 per Private Warrant in a private placement to the Sponsor, generating gross proceeds of $9,750,000, which is described in Note 4.
For the six months ended June 30, 2022, cash used in operating activities was $420,935. Net income of $9,499,482 was affected by interest earned on marketable investments held in the Trust Account of $551,873, and changes in fair value of warrant liabilities of $9,407,500. Changes in operating assets and liabilities provided $38,956 of cash for operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $590,440. Net loss of $26,950,195 was affected by interest earned on marketable investments held in the Trust Account of $17,935, loss on initial issuance of private warrants of $195,000, transaction expenses attributable to warrant liabilities of $462,969 and changes in fair value of warrant liabilities of $25,365,000. Changes in operating assets and liabilities provided $354,721 of cash for operating activities.
As of June 30, 2022, we had marketable investments held in the Trust Account of $400,584,272 (including approximately $584,272 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes.
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
As of June 30, 2022, we had cash of $19,356. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
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
During the three months ended June 30, 2022, management has identified a material weakness in internal controls related to the accounting for fair value measurements including accruals of dividend income earned on marketable securities held in Trust Account.
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
We identified an additional material weakness in our internal control over financial reporting relating to our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner
.
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
As described elsewhere in this report, in connection with the preparation of our financial statements as of June 30, 2022, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. Management concluded that the foregoing constituted a material weakness as of June 30, 2022.
As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form10-Qpresent fairly in all material respects our financial position, results of operations and cash flows for the period presented. However, we cannot assure you that the foregoing will not result in any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
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
(No.251921). The Securities and Exchange Commission declared the registration statements effective on January 25, 2020.

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

NORTHERN STAR INVESTMENT CORP. II

Date: August 12, 2022	By:	/s/ Joanna Coles
	Name:	Joanna Coles
	Title:	Chief Executive Officer