Form 10-K
period 2022-12-31
Northern Star Investment Corp. II
filed 2023-03-31
CIK 1834518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

Commission File Number 001-39929

NORTHERN STAR INVESTMENT CORP. II

(Exact name of registrant as specified in its charter)

Delaware	85-3909728
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue, 44th Floor

New York, NY 10174

(Address of Principal Executive Offices) (Zip Code)

(212) 818-8800

(Registrant’s Telephone Number, Including Area Code)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Joanna Coles, Chief Executive Officer

Northern Star Investment Corp. II

c/o Graubard Miller

The Chrysler Building

405 Lexington Avenue, 44th Floor

New York, New York 10174

(212) 818-8800

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fifth of one redeemable warrant	NSTB.U	NYSE American LLC
Class A Common Stock, par value $0.0001 per share	NSTB	NYSE American LLC
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $11.50 per share	NTSB WS	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, was $392,800,000 (based on the closing price for shares of the registrant’s Common Stock as reported by the New York Stock Exchange on June 30, 2022).

As of March 30, 2023, 11,782,051 shares of Class A common stock, par value $0.0001 per share, and 291,666 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None.

NORTHERN STAR INVESTMENT CORP. II

FORM 10-K

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) of Northern Star Investment Corp. II (the “Company,” “we,” “us,” “our” and “Northern Star”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to convert your shares to cash.

●	Our initial stockholders will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an agreement for an initial business combination or optimize our capital structure.

●	We may not be able to complete our initial business combination within the required time period after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up, and we would redeem our public shares for a pro rata portion of the funds in the trust account, and we would liquidate. In such event, our warrants would expire worthless.

●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15%.

●	We are not required to obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm and, consequently, you may have no assurance from an independent source that the price we are paying for the target(s) of our initial business combination is fair from a financial point of view.

●	Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

●	We may issue additional shares of capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

●	We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business.

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing effects of COVID-19 and other events, and the status of debt and equity markets.

●	We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

●	If we consummate a business combination with a target company with assets located outside of the United States, our results of operations and prospects could be subject to the economic, political, and legal policies, developments, and conditions in the country in which we operate. Further, exchange rate fluctuations and currency policies may cause our ability to succeed in the international markets to be diminished.

●	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in the Company.

●	Our officers and directors presently have fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may have interests in a potential business combination that are different than yours, which may create conflicts of interest.

●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by a majority of the then outstanding warrants.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If third parties bring claims against us, and if our directors decide not to enforce the indemnification obligations of our sponsors, or if our sponsors do not have the funds to indemnify us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

●	Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

●	Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

●	Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

●	We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

●	We are a newly formed company with no operating history, and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	We are an emerging growth company and smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

●	The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a business combination, hinder our ability to consummate a business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

●

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

PART I

ITEM 1. BUSINESS

We are a blank check company incorporated Delaware on November 12, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We may pursue an initial business combination target in any industry or geographic location.

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

Simultaneously with the closing of the initial public offering, we consummated the private placement (the “Private Placement”) of 9,750,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $9,750,000. The Private Placement Warrants were purchased by the Company’s sponsor, Northern Star II Sponsor LLC (“Sponsor”), an entity affiliated with certain of our officers and directors. The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that the Private Placement Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor or its permitted transferees. The Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Warrants or Common Stock underlying the Private Placement Warrants (except to certain transferees) until thirty days after the completion of the Company’s initial business combination.

$400,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”) located in the United States and held as cash items (including in demand deposit accounts) or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraph (d) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the assets held in the Trust Account, as described below.

On December 30, 2022, we held a special meeting of stockholders to approve a proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination from January 28, 2023 to July 28, 2023. Such proposal was approved at the meeting and as a result, we now have until July 28, 2023 to consummate an initial business combination. In connection with the special meeting, the Sponsor entered into agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of Class A common stock to such parties in exchange for them agreeing not to redeem their public shares at the meeting. As a result of the foregoing, effective as of December 31, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash, leaving $20,877,731 million in the Trust Account. The redemptions were paid on January 6, 2023.

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with our amended and restated certificate of incorporation. As a result of the foregoing and the results of the Meeting described above, the Company has an aggregate of 11,782,051 shares of Class A common stock outstanding and 291,666 shares of Class B common stock outstanding.

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

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the Trust Account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

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

Fair Market Value of Target Business

Pursuant to NYSE American listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

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

Liquidation if No Business Combination

Our amended and restated certificate of incorporation currently provides that we will have only until July 28, 2023 to complete our initial business combination. If we do not complete a business combination by such date and our stockholders do not otherwise approve an extension of time to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In connection with our redemption of 100% of our outstanding public shares for a portion of the funds held in the trust account, each holder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our taxes payable on such funds, less up to $100,000 of interest to pay liquidation expenses and which interest shall be net of taxes payable (subject in each case to our obligations under Delaware law to provide for claims of creditors). At such time, the warrants will expire, holder of warrants will receive nothing upon a liquidation with respect to such warrants and the warrants will be worthless.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination;

●	our obligation to pay the underwriters in our initial public offering deferred underwriting commissions of an aggregate fee of up to 3.5% of the gross proceeds of the offering upon consummation of our initial business combination; and

●	our outstanding warrants and unit purchase options, and the potential future dilution they represent.

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

Facilities

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 44th Floor, New York, New York 10174, and our telephone number is (212) 818-8800. Since inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, the prospectus associated with our Initial Public Offering and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. Additionally, we intend to file a Registration Statement on Form S-4 relating to our proposed transaction with Apex, which will discuss risks relating to Apex and the Apex business combination in detail. Investors are urged to read such registration statement when it becomes available.

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

Our Sponsor, initial stockholders, officers and directors have agreed to vote their founder shares, as well as any public shares purchased after our Initial Public Offering (including in open market and privately-negotiated transactions), in favor of our initial business combination. Our initial stockholders own approximately 82% of our issued and outstanding shares of common stock. As a result, we would not need any public shares to be voted in favor of an initial business combination in addition to our initial stockholders’ founder shares in order to approve such a business combination. Accordingly, if we seek stockholder approval of our initial business combination, the agreement by our initial stockholders and management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own approximately 82% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

The requirement that we complete our initial business combination by July 28, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by July 28, 2023 (unless such date is subsequently extended by stockholders pursuant to a charter amendment). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our amended and restated certificate of incorporation currently provides that we must complete our initial business combination by July 28, 2023. We may not be able to complete an initial business combination by such date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. Notwithstanding the foregoing, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due upon a redemption of our public shares in connection with our liquidation if we are not able to effect a business combination prior to the termination date.

If we are unable to consummate our initial business combination by July 28, 2023, our public stockholders may be forced to wait beyond such date before redemption proceeds may be paid from our trust account.

If we are unable to consummate our initial business combination by July 28, 2023 (or such later date as may be approved by our stockholders in an amendment to the charter), the proceeds then on deposit in the trust account, including interest earned on the trust account not previously released to us (to pay our tax obligations and less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public stockholders from the trust account will be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond July 28, 2023 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we seek to amend our certificate of incorporation as described herein or consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

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

In the event that our initial stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their conversion rights, such selling stockholders would be required to revoke their prior elections to convert their shares. The purpose of any such purchases of shares could be to reduce the number of shares seeking redemption rights or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business—Permitted purchases of our securities” for a description of how our initial stockholders, directors, executive officers, advisors or any of their affiliates will select which stockholders to purchase securities from in any private transaction.

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

If the net proceeds of the Initial Public Offering not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our initial stockholders or management team to fund our search and to complete our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We are not limited to evaluating a target business in any particular industry sector (except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations). As a result, there is no current basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 125,000,000 shares of Class A common stock, par value $0.0001 per share, 25,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, $0.0001 per share. There are 113,217,949 and 24,708,334 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance which amount does not take into account shares issuable upon conversion of the Class B common stock or upon exercise of outstanding warrants. The Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or any amendment to our amended and restated certificate of incorporation that would affect the rights granted to public stockholders in the Initial Public Offering, including but not limited to conversion rights. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or preferred stock:

●	may significantly dilute the equity interest of investors in the Initial Public Offering;

●	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of shares of Class A common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, shares of Class A common stock and/or warrants.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

(i)	we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share;

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

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following the Initial Public Offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the ongoing effects of COVID-19  and other events, and the status of debt and equity markets.

COVID-19 has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19  restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

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

The excise tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities following a business combination, hinder our ability to consummate a business combination, and decrease the amount of funds available for distribution in connection with a liquidation.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. The investment management trust agreement that governs the trust account provides that we may use accrued interest earned on the funds held in the trust account for any tax obligations, which would include any excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Notwithstanding the foregoing, we have agreed that we will not utilize any funds from the Trust Account to pay any potential excise taxes that may become due upon a redemption of our public shares in connection with our liquidation if we are not able to effect a business combination prior to the termination date.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

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

On November 12, 2020, our Sponsor paid $25,000 to cover certain offering and formation costs of the company in exchange for 8,625,000 founder shares, or $0.003 per share. Our Sponsor subsequently transferred certain shares to our officers and directors and other third parties, in each case at the same per-share purchase price paid by our initial stockholders. The founder shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased 9,750,000 warrants simultaneously with the Initial Public Offering at a price of $1.00 per warrant ($9,750,000 in the aggregate). If we do not complete our initial business combination by July 28, 2023 (or such later date as may be approved by our stockholders), the private placement warrants will expire worthless. In addition, we may obtain loans from our initial stockholders, our officers or directors, or any of their affiliates. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the deadline to consummate a business combination nears.

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

Our public stockholders are entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to convert, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the required time period, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE American may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock, and warrants are listed on the NYSE American LLC. However, we cannot assure you that our securities will continue to be listed on the NYSE American in the future or prior to our initial business combination.

Additionally, in connection with our initial business combination, we will likely be required to demonstrate compliance with the NYSE American’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE American. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE American delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock are a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock, and warrants are listed on the NYSE American, our units, Class A common stock and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE American, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Pursuant to an agreement that was entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our initial stockholders and their permitted transferees can demand that we register the resale of their securities. The registration rights are exercisable with respect to the founder shares, the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders and holders of our private placement warrants or their respective permitted transferees are registered.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account have been and will continue to be held as cash items (including in demand deposit accounts) or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 28, 2023 (or such later date as may be approved by our stockholders) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following July 28, 2023 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination the required time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospectus associated with our Initial Public Offering, or defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of our public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

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

We are a company with no operating results. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying targets for our Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be held as cash items (including in demand deposit accounts) or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting the conditions of Rule 2a-7(d) promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the required time period; or (B) with respect to any other provision relating to stockholder rights or pre-initial business combination activity; or (iii) absent an initial business combination within the required time period, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

Notwithstanding the foregoing, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like our company from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. The SEC has indicated that it believes that there are serious questions concerning the applicability of the Investment Company Act to special purpose acquisition companies, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As a result, it is possible that a claim could be made in the future that we have been operating as an unregistered investment company. It is also possible that the investment of funds from the IPO during our life as a blank check company, and the earning and use of interest from such investment, both of which will likely continue until we consummate an initial business combination, could increase the likelihood of us being found to have been operating as an unregistered investment company more than if we sought to potentially mitigate this risk by holding such funds as cash. If the Company was deemed to be an investment company for purposes of the Investment Company Act and found to have been operating as an unregistered investment company, it could cause the Company to liquidate. If we are forced to liquidate, investors in the Company would not be able to participate in any benefits of owning stock in an operating business, including the potential appreciation of our stock following such a transaction and our warrants would expire worthless.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Adverse developments affecting the financial services industry could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems. These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers. For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, there have been reports of instability at other U.S. banks, including First Republic Bank. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact to our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTY

Our executive offices are located at c/o Graubard Miller, The Chrysler Building, 405 Lexington Avenue, 44th Floor, New York, New York 10174, and our telephone number is (212) 818-8800. Since inception, the Company has utilized office space provided by its counsel at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our units, common stock and warrants are listed on the NYSE American under the symbols “NSTB.U,” “NSTB” and “NSTB WS,” respectively. Our units commenced public trading on Tuesday, January 26, 2021 and the common stock and warrants commenced separate public trading on March 21, 2021.

Holders

As of March 30, 2023, there was one holder of record of our units, six holders of record of our common stock and two holders of record of our warrants.

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

On December 30, 2022, we held a special meeting of stockholders to approve a proposal to amend our amended and restated certificate of incorporation to extend the date by which we had to consummate a business combination from January 28, 2023 to July 28, 2023. Such proposal was approved at the meeting and as a result, we now have until July 28, 2023 to consummate an initial business combination. In connection with the special meeting, the Sponsor entered into agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of Class A common stock to such parties in exchange for them agreeing not to redeem their public shares at the meeting. As a result of the foregoing, effective as of December 31, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash, leaving $20,877,731 million in the Trust Account. The redemptions were paid on January 6, 2023.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $13,748,710, which consists of change in fair value of warrant liability of $10,117,500, and interest earned on marketable securities held in the Trust Account of $5,488,738, offset by formation and operating costs of $876,115 and provision for income taxes of $981,413.

For the year ended December 31, 2021, we had a net income of $3,152,314, which consists of change in fair value of warrant liability of $6,762,500, and interest earned on marketable securities held in the Trust Account of $32,399, offset by formation and operating costs of $2,984,616, loss on initial issuance of private warrants of $195,000 and transaction expenses attributable to warrant liabilities of $462,969.

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

For the year ended December 31, 2022, cash used in operating activities was $1,669,897. Net income of $13,748,710 was affected by interest earned on marketable securities held in the Trust Account of $5,488,738, changes in fair value of warrant liabilities of $10,117,500. Changes in operating assets and liabilities provided $187,631 of cash for operating activities.

As of December 31, 2022, we had marketable securities held in the Trust Account of $404,205,637 (including approximately $4,205,637 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of December 31, 2022, we had cash of $85,894. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until July 28, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the low cash balance as well as the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 28, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. The foregoing arrangements did not increase the likelihood that the proposal was approved by stockholders but did increase the amount of funds that remained in the Company’s trust account following the Meeting. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash and payable at December 31, 2022. The redemptions were paid on January 6, 2023.

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of December 31, 2022 the Company incurred $91,667 in related expenses.

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

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net income per common share is calculated by dividing the net income by the weighted average number of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted income per common share because their exercise is contingent upon future events. As a result, diluted net income per common share is the same as basic net income per common share. Remeasurement associated with the redeemable Class A common stock is excluded from income per common share as the redemption value approximates fair value.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Item 8. Consolidated Financial Statements and Supplementary Data

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevents Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Joanna Coles	58	Chairperson of the Board and Chief Executive Officer
Jonathan J. Ledecky	65	President and Chief Operating Officer
James H.R. Brady	58	Chief Financial Officer
Brett Cyrgalis	38	Director
David Shapiro	52	Director
Howard Yeaton	68	Director

Joanna Coles has served as our Chairperson of the Board of Directors and as our Chief Executive Officer since our inception. She also served as Chairperson of the Board of Directors of Northern Star Acquisition Corp. from July 2020, and as its Chief Executive Officer from September 2020, until its business combination with Barkbox, Inc. in June 2021, and continues to be a director of the combined company. She has also served as the Chairperson of the Board of Directors and Chief Executive Officer of Northern Star Investment Corp. III since November 2020 and of Northern Star Investment Corp. IV since November 2020. Ms. Coles is a creative media and technology entrepreneur who in her previous roles as editor of two leading magazines and Chief Content Officer of Hearst Magazines developed an extensive network of relationships at the intersection of technology, fashion and beauty. Ms. Coles is on the board of Snap Inc. (NYSE: SNAP), a leading digital media company that utilizes technology to combine mobile phone photos with Snapchat, a leading communications platform. Its chat services include creating and watching stories, chatting with groups, and making voice and video calls while also communicating through stickers and Bitmojis. She is also on the board of directors of Sonos, Inc. (NASDAQ: SONO), a designer, developer, manufacturer and seller of audio products and services. Ms. Coles has been the Executive Producer for ABC Freeform’s highly acclaimed The Bold Type since 2016 and in 2019 entered into a production development deal at ABC Studios creating TV shows across Disney’s streaming platforms. Since January 2019, she has also been a special advisor to Cornell Capital, a $3.5 billion private investment firm founded in 2013 by Henry Cornell, the former Vice Chairman of Goldman Sachs’ Merchant Banking Division. She was appointed Chief Content Officer of Hearst Magazines in September 2016, overseeing editorial for Hearst’s 300 titles globally, and served until August 2018. Prior to that, she was Editor-in-Chief of Cosmopolitan, a role she started in September 2012. She edited Marie Claire magazine from April 2006 to September 2012. Ms. Coles was New York columnist for The Times of London from September 1998 to September 2001 and served as New York Bureau Chief for The Guardian from 1997 to 1998. She is on the board of Women Entrepreneurs New York City, an initiative to encourage female entrepreneurship, with a focus on underserved communities. She is also a member of the board of directors of Density Software, a company that utilizes hardware systems and software solutions to manage safety and security in physical spaces including retail stores, hotels, restaurants, office buildings, public facilities such as airports and universities and home environments, Blue Mistral, a clean beauty company, and an advisor to several private companies. She holds a B.A. in English and American literature from the University of East Anglia.

We believe that Ms. Coles is qualified to serve as a member of our board of directors due to her extensive experience and contacts and relationships.

Jonathan J. Ledecky has served as our President and Chief Operating Officer since our inception. Mr. Ledecky has been a co-owner of the National Hockey League’s New York Islanders franchise since October 2014. He also serves as an Alternate Governor on the Board of Governors of the NHL and as President of NY Hockey Holdings LLC. Mr. Ledecky has served as chairman of Ironbound Partners Fund LLC, a private investment management fund, since March 1999. He served as the President and Chief Operating Officer of Northern Star Acquisition Corp. from September 2020 until it consummated an initial business combination with Barkbox, Inc. in June 2021 and served as a director from such date until November 2022. He has also served as President and Chief Operating Officer of Northern Star Investment Corp. III and Northern Star Investment Corp. IV since November 2020. He has also served as Chairman of the Board of Directors of Pivotal Investment Corporation III (“Pivotal III”) since October 2020 and served as its Chief Executive Officer from October 2020 until January 2021. He has also served as a Director and the Chief Executive Officer and Chief Financial Officer of Yale Transaction Finders, Inc., a shell company, since March 2022. He was also the Chief Executive Officer and chairman of the board of directors of Pivotal Investment Corporation II (“Pivotal II”), a blank check company like our company that raised $230,000,000 in its initial public offering in July 2019 and consummated its initial business combination with XL Fleet Corp., a provider of fleet electrification solutions for commercial vehicles in North America, in December 2020. Mr. Ledecky has continued to serve on the board of directors of XL following the merger. Mr. Ledecky was also Chief Executive Officer and chairman of the board of directors of Pivotal Investment Corporation (“Pivotal I”), a blank check company like our company that raised $230,000,000 in its initial public offering in February 2019. In December 2019, Pivotal I consummated its initial business combination with KLDiscovery, a leading global provider of eDiscovery, information governance and data recovery solutions to corporations, law firms, insurance companies and individuals. He served as President and Chief Financial Officer and as a director of Newtown Lane Marketing, Incorporated from October 2015 until it consummated its merger with Cyxtera Cybersecurity, Inc. (d/b/a AppGate), a cybersecurity company, in October 2021. He has continued to serve as a director of the company (now Appgate Inc.) since such date. Mr. Ledecky also served as a member of the board of directors of Propel Media, Inc., a digital media holding company, from January 2015 to January 2019. From July 2005 to December 2007, Mr. Ledecky served as president, secretary and a director of Endeavor Acquisition Corp., a blank check company that completed its initial business combination with American Apparel, Inc. From January 2007 to May 2009, he served as president, secretary and a director of Victory Acquisition Corp., a blank check company that was unable to consummate an initial business combination. He also served as president, secretary and a director of Triplecrown Acquisition Corp., a blank check company, from June 2007 until it completed its initial business combination with Cullen Agricultural Technologies, Inc. in October 2009. During 2007, he also served as president, secretary and director of Grand Slam Acquisition Corp., Performance Acquisition Corp. and Endeavour International Acquisition Corp., three similarly structured blank check companies that never completed their initial public offerings due to market conditions at the time. Mr. Ledecky founded U.S. Office Products in October 1994 and served as its chief executive officer until November 1997 and as its chairman until its sale in June 1998. U.S. Office Products was one of the fastest start-up entrants in the history of the Fortune 500 with sales in excess of $3 billion within its first three years of operation. From 1999 to 2001, Mr. Ledecky was vice chairman of Lincoln Holdings, owners of the Washington sports franchises in the NBA, NHL and WNBA. In addition to the foregoing, Mr. Ledecky served as chairman of the board and chief executive officer of Consolidation Capital Corporation from its formation in February 1997 until March 2000 when it merged with Group Maintenance America Corporation. Mr. Ledecky also has served as a trustee of George Washington University, a director of the U.S. Chamber of Commerce and a commissioner on the National Commission on Entrepreneurship and currently serves as a trustee of the U.S. Olympic and Paralympic Foundation. In 2004, Mr. Ledecky was elected the Chief Marshal of the 2004 Harvard University Commencement, an honor bestowed by his alumni peers for a 25th reunion graduate deemed to have made exceptional contributions to Harvard and the greater society while achieving outstanding professional success. Mr. Ledecky received a B.A. (cum laude) from Harvard University in 1979 and a M.B.A. from the Harvard Business School in 1983.

We believe Mr. Ledecky is well-qualified to serve as a member of the board due to his public company experience, including with other similarly structured blank check companies, business leadership, operational experience and contacts.

James H.R. Brady has served as our Chief Financial Officer since our inception. He also served as Chief Financial Officer of Northern Star Acquisition Corp. from July 2020 until its business combination with Barkbox, Inc. in June 2021. He has also served as Chief Financial Officer Northern Star Investment Corp. III since November 2020 and of Northern Star Investment Corp. IV since November 2020. He has also served as Chief Financial Officer of Pivotal Investment Corporation III since October 2020. He also served as Chief Financial Officer of Pivotal II from its inception until its merger with XL and served as Chief Financial Officer of Pivotal I from September 2018 until its merger with KLDiscovery. Since 2014, Mr. Brady has provided financial and strategic services to growth companies. From 2017 to 2021, he was Chief Financial Officer of Airside Mobile, a technology company. From 2014 to 2017, he was Vice President for VSL Pharmaceuticals, a probiotic company. From 2013 to 2014, Mr. Brady was the Chief Financial Officer and General Counsel of Sweetgreen, a high-growth healthy, fast casual restaurant chain. From 2011 to 2013, Mr. Brady was Executive Vice President—Finance and Legal for Audax Health Solutions, a digital health/social media company. From 2009 to 2011, he was Executive Counsel of ODIN Technologies, a RFID software company. Mr. Brady previously served as a corporate and securities attorney with the firms of Hogan & Hartson and Hunton & Williams. Mr. Brady received a BA from the College of William and Mary, a JD from the George Washington National Law Center and a MBA from Darden Graduate School of Business at the University of Virginia.

David Shapiro has served as a member of our board of directors since January 2021. Mr. Shapiro also provided consulting services to Northern Star I from November 2020 until its business combination with Barkbox, Inc. in June 2021. Mr. Shapiro has served as the Co-CEO of Prophetably, Inc. since May 2022. He was Senior Vice President - Corporate Development of Innovation at Thrasio from May 2021 until May 2022. Mr. Shapiro was affiliated with Propel Media from October 2011 until December 2020, most recently serving as its Chief Operating Officer from April 2016 to December 2020. Mr. Shapiro also served in a variety of other capacities while at Propel Media and its subsidiaries, including as Chief Corporate Development Officer, General Counsel and Executive Vice President, Business & Legal Affairs. While at Propel Media, Mr. Shapiro was responsible for the company’s acquisition of DeepIntent, a high-growth healthcare marketing technology platform. From September 2008 to October 2011, Mr. Shapiro served as a consultant to media and Internet companies. From May 2006 to September 2008, Mr. Shapiro served as the Senior Vice President, Business & Legal Affairs and Secretary to DIC Entertainment, a publicly traded, children’s entertainment company that was sold in 2008. Prior to that, Mr. Shapiro was a member of the Office of the CEO and the Head of Corporate Projects and Initiatives at LRN Corporation, a leading provider of technology-enabled ethics and corporate governance solutions, and a corporate attorney at Wilson Sonsini Goodrich and Rosati, where he specialized in venture capital financings and mergers and acquisitions for public and private technology companies. Earlier in his career, he served as an Assistant District Attorney in the Manhattan District Attorney’s Office. Mr. Shapiro graduated with honors from Harvard Law School and received a Master’s degree in Public Policy from the Eagleton Institute of Politics and a Bachelor of Arts degree in Politics from Brandeis University, where he graduated Phi Beta Kappa.

We believe Mr. Shapiro is well-qualified to serve as a member of the board due to his public company experience, business leadership, operational experience and contacts.

Brett Cyrgalis has served as a member of our board of directors since February 2023. Mr. Cyrgalis has extensive experience in editorial and business operations and specializes in media, public relations and marketing. Mr. Cyrgalis spent 15 years at the New York Post, first on the editorial desk from 2006 until 2012, then as a beat writer and columnist from 2012 until 2020. During his time at the New York Post, he covered everything from the NHL Stanley Cup final to U.S. Opens in golf and tennis. In May 2020, Simon & Schuster published Mr. Cyrgalis' best-selling book, Golf's Holy War: The Battle for the Soul of a Game in an Age of Science. Mr. Cyrgalis' work has been featured in the New York Times, Golf Digest, and The Golfer’s Journal, among other publications, and he currently contributes a column and features for The Met Golfer, the official magazine of the Metropolitan Golf Association. Since leaving the New York Post, Mr. Cyrgalis has been providing consulting services to a variety of businesses and entrepreneurs. Mr. Cyrgalis helped launch a golf-course publication when he was 16 years old and has been a long-time member of the Metropolitan Golf Writers Association.

We believe Mr. Cyrgalis is well-qualified to serve as a member of the board due to his experience, business leadership, operational experience and contacts.

Howard Yeaton has served as a member of our board of directors since February 2023. Mr. Yeaton has served as the managing principal of Financial Consulting Strategies, LLC, a financial consulting firm, since 2003. Mr. Yeaton served as Interim Chief Financial Officer of Bark Inc. (NYSE: BARK) from November 2021 to January 2023. From October 2018 to December 2019, Mr. Yeaton served as Chief Executive Officer of Akers Biosciences, Inc., a biotechnology company, now merged with MyMD Pharmaceuticals Inc. (NASDAQ:MYMD) from October 2018 to August 2020, he also served as Interim Chief Financial Officer of Akers Biosciences, Inc. From October 2014 to November 2019, Mr. Yeaton served as Interim Chief Financial Officer of Propel Media, Inc (OTCMKTS: PROM).

We believe Mr. Yeaton is well-qualified to serve as a member of the board due to his experience, business leadership, operational experience, including in accounting matters, and contacts.

Number and terms of office of officers and directors

Our board of directors consists of five members and is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting Brett Cyrgalis, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Howard Yeaton and David Shapiro, will expire at our second annual meeting of stockholders. The term of office of the third class of directors, consisting of Jonathan J. Ledecky and Joanna Coles, will expire at our third annual meeting of stockholders.

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

Corporate Governance

NYSE American rules require that we follow certain corporate governance requirements described herein, including having a majority of our board of directors be independent and maintaining certain committees of our board of directors. More than 50% of the founder shares are held by our initial stockholders. This permits us to be considered a “controlled company” under NYSE American rules and allows us to avoid certain of the foregoing corporate governance requirements. Nevertheless, we have not used and plan to continue to not use the related exemptions to the NYSE American corporate governance rules under the controlled company standard.

Director Independence

NYSE American listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined Mr. Cyrgalis, Mr. Shapiro and Mr. Yeaton are “independent directors” as defined in the listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Audit Committee

Effective January 25, 2021, we established an audit committee of the board of directors, in accordance with Section 3(a)(58)(A) of the Exchange Act, which consists of Mr. Cyrgalis, Mr. Shapiro and Mr. Yeaton will serve as members of our audit committee, each of whom is an independent director under NYSE American’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under NYSE American’s listing standards. In addition, we must certify to the NYSE American that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Yeaton qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Nominating Committee

Effective January 25, 2021, we established a nominating committee of the board of directors, which consists of Mr. Cyrgalis, Mr. Shapiro and Mr. Yeaton, each of whom is an independent director under the NYSE American’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

Effective January 25, 2021, we established a compensation committee of the board of directors, which consists of Mr. Cyrgalis, Mr. Shapiro and Mr. Yeaton, each of whom is an independent director under the NYSE American’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and Annual Report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

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

Name and address of beneficial owner(1)	Amount and nature of beneficial ownership	Approximate percentage of outstanding common stock
Joanna Coles(2)	9,708,334	82.4%
Jonathan J. Ledecky(2)	9,708,334	82.4%
James H.R. Brady	116,667	*
Brett Cyrgalis	--	--
David Shapiro	58,333	*
Howard Yeaton	--	--
Northern Star II Sponsor LLC	9,708,334	82.4%
All officers and directors as a group (six individuals)	9,883,334	83.8%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our stockholders is c/o Northern Star Investment Corp. II, c/o Graubard Miller, The Chrysler Building, 425 Lexington Avenue, 44th Floor, New York, New York 10174.

(2)	Represents shares held by our sponsor, of which each of Ms. Coles and Mr. Ledecky is a managing member.

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

Equity Compensation Plans

As of December 31, 2022, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

Non-Redemption Agreements

The Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders have committed not to redeem its Northern Star II shares until the closing of the Business Combination. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. The Company estimated the aggregate fair value of the 363,848 founders shares attributable to the Non-Redeeming Stockholders to be $160,093 or $0.44 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company accounted for the transfer of a portion of the Sponsor’s founders shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On November 12, 2020 our sponsor paid $25,000, or $0.003 per share, to cover certain offering and formation costs of the company in exchange for 8,625,000 founder shares. In January 2021, we effected a dividend of approximately 0.167 shares for each outstanding share, resulting in there being an aggregate of 10,062,500 founder shares outstanding. On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting, the Company has an aggregate of 11,782,051 shares of Class A common stock outstanding and 291,666 shares of Class B common stock outstanding.

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

In order to meet our working capital needs, our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. On March 16, 2023, Ironbound Partners Fund LLC (“Ironbound”), an entity affiliated with Jonathan Ledecky, our Chief Operating Officer, loaned us an aggregate of $321,250 for working capital purposes which was evidenced by a working capital promissory note described above.

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

Director Independence

Currently Mr. Cyrgalis, Mr. Shapiro and Mr. Yeaton would each be considered an “independent director” under the NYSE American listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022 and 2021 totaled $85,696 and $211,356, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 and 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 and for 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Consolidated Financial Statement Schedules:

None.

NORTHERN STAR INVESTMENT CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Northern Star Investment Corp II

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northern Star Investment Corp II (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the year ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the year ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 30, 2023

NORTHERN STAR INVESTMENT CORP. II

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current Assets
Cash	$85,894	$440,291
Prepaid expenses	11,667	3,333
Total current assets	97,561	443,624
Marketable investments held in Trust Account	404,205,637	400,032,399
TOTAL ASSETS	$404,303,198	$400,476,023

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts Payable and Accrued expenses	$2,296,647	$2,178,095
Income taxes payable	77,413	—
Redemption payable	383,250,434	—
Total current liabilities	385,624,494	2,178,095

Warrant liabilities	1,065,000	11,182,500
Deferred underwriting fee payable	14,000,000	14,000,000
TOTAL LIABILITIES	400,689,494	27,360,595
Commitments
Class A common stock subject to possible redemption 2,073,717 and 40,000,000 shares, at $10.10 and $10.00 per share, as of December 31, 2022 and 2021, respectively	20,877,731	400,000,000
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 9,708,334 and 0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	971	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 291,666 and 10,000,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	29	1,000
Additional paid-in capital	—	—
Accumulated deficit	(17,265,027)	(26,885,572)
TOTAL STOCKHOLDERS’ DEFICIT	(17,264,027)	(26,884,572)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$404,303,198	$400,476,023

The accompanying notes are an integral part of the consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021
Formation and operating costs	$876,115	$2,984,616
Loss from operations	(876,115)	(2,984,616)
Other income (expenses):
Interest earned on marketable investments held in Trust Account	5,488,738	32,399
Transaction expenses attributable to warrant liabilities	—	(462,969)
Loss on initial issuance of private warrants	—	(195,000)
Change in fair value of warrant liabilities	10,117,500	6,762,500
Total other income, net	15,606,238	6,136,930
Income before provision for income taxes	14,730,123	3,152,314
Provision for income taxes	(981,413)	—
Net income	$13,748,710	$3,152,314
Basic and diluted weighted average shares outstanding, Class A common stock	39,922,691	36,931,507
Basic and diluted net income per share, Class A common stock	$0.28	$0.07
Basic and diluted weighted average shares outstanding of Class B common stock	9,973,402	9,880,137
Basic and diluted net income per share, Class B common stock	$0.28	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2020	—	$—	10,062,500	$1,006	$23,994	$(392)	$24,608
Remeasurement adjustment on redeemable common stock	—	—	—	—	(24,000)	(30,037,494)	(30,061,494)
Forfeiture of Founder Shares	—	—	(62,500)	(6)	6	—	—
Net income	—	—	—	—	—	3,152,314	3,152,314
Balance – December 31, 2021	—	—	10,000,000	1,000	—	(26,885,572)	(26,884,572)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(4,128,165)	(4,128,165)
Contribution – Shareholder non-redemption agreement	—	—	—	—	160,093	—	160,093
Shareholder non-redemption agreement	—	—	—	—	(160,093)	—	(160,093)
Conversion of Class B common stock to Class A common stock	9,708,334	971	(9,708,334)	(971)	—	—	—
Net income	—	—	—	—	—	13,748,710	13,748,710
Balance – December 31, 2022	9,708,334	$971	291,666	$29	$—	$(17,265,027)	$(17,264,027)

The accompanying notes are an integral part of the consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,748,710	$3,152,314
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,488,738)	(32,399)
Loss on initial issuance of private warrants	—	195,000
Transaction expenses attributable to warrant liabilities	—	462,969
Changes in fair value of warrant liabilities	(10,117,500)	(6,762,500)
Changes in operating assets and liabilities:
Prepaid expenses	(8,334)	(3,333)
Income taxes payable	77,413	—
Accounts payable and accrued expenses	118,552	2,177,720
Net cash used in operating activities	(1,669,897)	(810,229)

Cash Flows from Investing Activities:
Investment of cash into trust Account	—	(400,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	1,315,500	—
Net cash provided by (used in) investing activities	1,315,500	(400,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	392,000,000
Proceeds from sale of Private Placement Warrants	—	9,750,000
Repayment of promissory note – related party	—	(150,000)
Payment of offering costs	—	(474,463)
Net cash provided by financing activities	—	401,125,537

Net Change in Cash	(354,397)	315,308
Cash – Beginning of period	440,291	124,983
Cash – End of period	$85,894	$440,291

Supplementary cash flow information:
Cash paid for income taxes	$904,000	$-

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to redemption	$—	$369,938,506
Remeasurement adjustment of Class A common stock subject to possible redemption	$4,128,165	$30,061,494
Deferred underwriting fee payable	$—	$14,000,000

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, and seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering and simultaneous private placement described below.

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts previously disbursed to management for tax obligations and working capital purposes and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. Notwithstanding the foregoing, if the Company is not then listed on the NYSE American for whatever reason, it would no longer be required to meet the foregoing 80% fair market value test. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

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

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct conversions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

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

In the event that the Company does not consummate a Business Combination by July 28, 2023 (the “Termination Date”), the Company shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the IPO Shares for cash for a redemption price per share equal to the aggregate amount then held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the total number of IPO Shares then outstanding (which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to approval of the Company’s then stockholders and subject to the requirements of the GCL, including the adoption of a resolution by the Board pursuant to Section 275(a) of the GCL finding the dissolution of the Company advisable and the provision of such notices as are required by said Section 275(a) of the GCL, dissolve and liquidate, subject (in the case of clauses (ii) and (iii) above) to the Company’s obligations under the GCL to provide for claims of creditors and other requirements of applicable law.

On December 30, 2022, the Company filed the amendment to its amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination from January 28, 2023 to July 28, 2023. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of common stock at $160,093, or $0.44 per share to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash and payable at December 31, 2022. The redemptions were paid on January 6, 2023.

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Charter. As a result of the foregoing and the results of the Meeting, the Company has an aggregate of 11,782,051 shares of Class A common stock outstanding and 291,666 shares of Class B common stock outstanding.

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of December 31, 2022.

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

Liquidity and Going Concern

As of December 31, 2022, the Company had $85,894 in its operating bank accounts, $404,205,637 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of December 31, 2022, $4,205,637 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the date for mandatory liquidation and subsequent dissolution as well as the low cash balance and working capital deficit raise substantial doubt about our ability to continue as a going concern. Management has determined that these conditions as well as the low cash balance raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Marketable Securities Held in Trust Account

At December 31, 2022 and 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

Components of Equity

Upon the Initial Public Offering, the Company issued Class A common stock and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $17,945,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $22,061,494 to the Class A common stock. On December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares. Following the shareholder redemption vote, the value of the 37,926,283 shares is reflected as a redemption payable. The remaining 2,073,717 of shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

As a result of the Sponsor’s conversion of 9,708,334 shares of Class B common stock into shares of Class A common stock, the Sponsor held 291,666 shares of Class B common stock outstanding.

Warrant Liabilities

The Company assessed its warrants under ASC 480-25, “Distinguishing liabilities from equity” and ASC 815-40 “Derivatives and Hedging—Contracts in Entity’s Own Equity”. The Company accounts for the Public Warrants (as defined below) and Private Placement Warrants (collectively, the “Warrants”) as derivative liabilities. A provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Company accounts for Warrants for shares of the Company’s common stock that are not indexed to its own stock as derivative liabilities at fair value on the consolidated balance sheets and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the consolidated statements of operations in the period of change.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 17,750,000 Class A common shares in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income	$11,000,571	$2,748,139	$2,486,982	$665,332
Denominator:
Basic and diluted weighted average shares outstanding	39,922,691	9,973,402	36,931,507	9,880,137

Basic and diluted net income per common stock	$0.28	$0.28	$0.07	$0.07

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company had not experienced losses on this account.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,750,000 Private Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,750,000, in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50. The proceeds from the sale of Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. As a result of the difference between the purchase price of the Private Placement Warrants of $1.00 and the fair value of $0.63, the Company recorded a change of $6,762,500 in the fair value of warrant liability for the period ended December 31, 2021. For the year ended December 31, 2022, the Company recorded a change of $10,117,500.

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

The Founder Shares included an aggregate of up to 1,312,500 of Class B common stock that were subject to forfeiture by the Sponsor following the underwriters’ election to partially exercise their over-allotment option so that the number of Founder Shares would collectively represent 20% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriter’s decision to partially exercise their over-allotment provision, 62,500 Founder shares were forfeited and 1,250,000 Founder Shares are no longer subject to forfeiture.

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Charter. As a result, the Sponsor held an aggregate of 9,708,334 shares of Class A common stock and 291,666 shares of Class B common stock outstanding.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2022 and 2021, there were no amounts outstanding under the Working Capital Loans.

Non-Redemption Agreements

The Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders have committed not to redeem its Northern Star II shares until the closing of the Business Combination. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. The Company estimated the aggregate fair value of the 363,848 founders shares attributable to the Non-Redeeming Stockholders to be $160,093 or $0.44 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company accounted for the transfer of a portion of the Sponsor’s founders shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

The fair value of the founders shares was based on the following significant inputs:

December 30, 2022
Risk-free interest rate	4.49%
Remaining life of SPAC	1.75
Underlying stock price	$10.02
Probability of transaction	5.50%

NOTE 6 — COMMITMENTS

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

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of December 31, 2022 the Company incurred $91,667 in related expenses.

Underwriting Agreement

The underwriters from the Initial Public Offering are entitled to a deferred fee of $0.35 per Unit, or $14,000,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Non-Redemption Agreements

The Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders have committed not to redeem its Northern Star II shares until the closing of the Business Combination. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. Each Stockholder committed to maintain at least 9.9% of the identified stock and in return will obtain 50% of the identified stock as Founder shares. The Company estimated the aggregate fair value of the 363,848 founders shares attributable to the Non-Redeeming Stockholders to be $160,093 or $0.44 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company accounted for the transfer of a portion of the Sponsor’s founders shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 there were 11,782,051 shares of Class A common stock issued and outstanding, 2,073,717 of which are presented as temporary equity. At December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding, all of which are presented as temporary equity. On December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares. Following the shareholder redemption vote, the value of the 37,926,283 shares is reflected as a redemption payable. The remaining 2,073,717 of shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held into 9,708,334 shares of Class A common stock of the Company. At December 31, 2022 and 2021, there were 291,666 and 10,000,000 shares of Class B common stock, respectively, issued and outstanding.

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

NOTE 8 — INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets (liability)
Net operating loss carryforward	$—	$38,319
Startup/Organization Expenses	630,352	584,675
Unrealized loss – Trust	—	(3,022)
Total deferred tax assets	630,352	619,972
Valuation Allowance	(630,352)	(619,972)
Deferred tax assets (liability)	$—	$—

The Company’s net deferred tax assets (liability) at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Federal
Current	$981,413	$—
Deferred	(10,369)	(619,890)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	10,369	619,890
Income tax provision	$981,413	$—

As of December 31, 2022 and 2021, the Company had $0 and $182,470, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance were $10,369 and $619,890, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of warrants	(14.42)%	(45.10)%
Transaction costs allocated to warrants	0.00%	3.10%
Fair value of private warrant liability in excess of proceeds	0.00%	1.30%
Tax interest and penalties	0.02%	0.00%
Valuation allowance	0.07%	19.70%
Income tax provision	6.66%	0.00%

The Company’s effective tax rate was 6.66% and 0.00% for the years ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of warrant liability is not deductible. During the year ended December 31, 2022 and 2021, the Company recorded $981,413 and $0 income tax expense, respectively. The Company’s effective tax rate for the years ended December 31, 2022 and 2021 was approximately 6.66% and 0.00%, which differs from the expected income tax rate primarily due to the start-up costs and warrant liability (discussed above) which are not currently deductible.

The Company files Income tax returns in the U.S. federal and New York jurisdiction. The Company’s tax returns since inception remain open and subject to examination.

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

At December 31, 2022 and 2021, assets held in the Trust Account $404,205,637 and $400,032,399, held in money market funds which are invested primarily in U.S. Treasury securities. During the period ended December 31, 2022 and 2021, the Company withdrew $1,315,500 and $0 of interest income from the Trust Account, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash held in Trust Account	1	$404,205,637	$400,032,399
Liabilities:
Warrant liability – Public Warrants (1)	1	$480,000	$5,040,000
Warrant liability – Private Placement Warrants (1)	2	$585,000	$6,142,500

(1)	Measured at fair value on a recurring basis.

Warrants

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

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

As of December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $480,000 and $585,000, respectively, based on a fair value of $0.06 per warrant.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $8,000,000. The estimated value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 measurements during the year ended December 31, 2021 was $13,747,500. There were no transfers during the year ended December 31, 2022.

The following table presents the changes in the fair value of warrant liabilities for the years ended December 31, 2022 and 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2022	$6,142,500	$5,040,000	$11,182,500
Change in valuation inputs or other assumptions	(5,557,500)	(4,560,000)	(10,117,500)
Fair value as of December 31, 2022	$585,000	$480,000	$1,065,000

	Private Placement	Public	Warrant Liabilities
Initial measurement on January 28, 2021	$9,945,500	$8,000,000	$17,945,500
Change in valuation inputs or other assumptions	(3,802,500)	(2,960,000)	(6,762,500)
Fair value as of December 31, 2021	$6,142,500	$5,040,000	$11,182,500

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Effective January 31, 2023, the Company terminated its consulting agreement for advisory services.

On March 16, 2023, the Company signed a promissory note with a related party for $321,250. The note is non-interest bearing and payable on a Business Combination.

On February 24, 2023, the Company issued a press release announcing that it will transfer its listing to the NYSE American LLC (the “NYSE American”). The Company received written confirmation that it received the final approval for listing from the staff of the NYSE American on February 24, 2023. In connection with listing on the NYSE American, the Company will voluntarily delist from the New York Stock Exchange. Following the transfer of its listing, the Company intends to continue to file the same periodic reports and other information it currently files with the Securities and Exchange Commission. The Company’s securities commenced trading on the NYSE American on March 1, 2023.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

(b) The following Exhibits are filed as part of this report:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Bylaws.**

4.1	Specimen Unit Certificate.**

4.2	Specimen Common Stock Certificate.**

4.3	Specimen Warrant Certificate.**

4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

4.5	Description of the Registrant’s Securities.

10.1	Form of Letter Agreement from each of the Registrant’s initial shareholders, officers and directors.**

10.2	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.*

10.3	Registration Rights Agreement*

10.4	Indemnification Agreement.*

14	Code of Ethics.**

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 28, 2021

**	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File Nos. 333-251921 and 333-252421).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2023.

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

Name	Position	Date
/s/ Joanna Coles	Chairperson of our board of directors and Chief Executive Officer	March 30, 2023
Joanna Coles	(Principal Executive Officer)

/s/ Jonathan Ledecky	President and Chief Operating Officer	March 30, 2023
Jonathan Ledecky

/s/ James H.R. Brady	Chief Financial Officer	March 30, 2023
James H.R. Brady	(Principal Financial and Accounting Officer)

/s/ Brett Cyrgalis	Director	March 30, 2023
Brett Cyrgalis

/s/ David Shapiro	Director	March 30, 2023
David Shapiro

/s/ Howard Yeaton	Director	March 30, 2023
Howard Yeaton