Form 10-Q
period 2023-03-31
Northern Star Investment Corp. II
filed 2023-06-01
CIK 1834518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

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

(212) 818-8800

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fifth of one redeemable warrant	NSTB.U	NYSE American LLC
Class A Common Stock, par value $0.0001 per share	NSTB	NYSE American LLC
Redeemable warrants, exercisable for shares of Class A Common Stock at an exercise price of $11.50 per share	NSTB WS	NYSE American LLC

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

As of May 31, 2023, there were 11,782,051 shares of Class A common stock, $0.0001 par value, and 291,666 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. II

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$23,729	$85,894
Prepaid expenses	67,083	11,667
Total current assets	90,812	97,561
Marketable investments held in Trust Account	21,159,248	404,205,637
TOTAL ASSETS	$21,250,060	$404,303,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,123,264	$2,296,647
Income taxes payable	114,676	77,413
Promissory note - related party	321,000	—
Redemption payable	—	383,250,434
Total current liabilities	2,558,940	385,624,494

Warrant liabilities	532,500	1,065,000
Deferred underwriting fee payable	14,000,000	14,000,000
TOTAL LIABILITIES	17,091,440	400,689,494
Commitments
Class A common stock subject to possible redemption 2,073,717 shares, at $10.14 and $10.10 per share, as of March 31, 2023 and December 31, 2022, respectively	21,017,914	20,877,731
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 9,708,334 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	971	971
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 291,666 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	—	—
Accumulated deficit	(16,860,294)	(17,265,027)
TOTAL STOCKHOLDERS’ DEFICIT	(16,859,294)	(17,264,027)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,250,060	$404,303,198

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$154,366	$193,984
Loss from operations	(154,366)	(193,984)

Other income:
Interest earned on marketable investments held in Trust Account	204,045	5,910
Change in fair value of warrant liabilities	532,500	3,727,500
Total other income	736,545	3,733,410

Income before provision for income taxes	582,179	3,539,426
Provision for income taxes	(37,263)	—
Net income	$544,916	$3,539,426

Basic and diluted weighted average shares outstanding, Class A common stock	11,782,051	40,000,000
Basic and diluted net income per share, Class A common stock	$0.05	$0.07
Basic and diluted weighted average shares outstanding of Class B common stock	291,666	10,000,000
Basic and diluted net income per share, Class B common stock	$0.05	$0.07

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	9,708,334	$971	291,666	$29	$—	$(17,265,027)	$(17,264,027)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(140,183)	(140,183)
Net income	—	—	—	—	—	544,916	544,916
Balance – March 31, 2023	9,708,334	$971	291,666	$29	$—	$(16,860,294)	$(16,859,294)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	10,000,000	$1,000	$—	$(26,885,572)	$(26,884,572)
Net income	—	—	—	—	—	3,539,426	3,539,426
Balance – March 31, 2022	—	$—	10,000,000	$1,000	$—	$(23,346,146)	$(23,345,146)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$544,916	$3,539,426
Adjustments to reconcile net income net cash used in operating activities:
Interest earned on marketable investments held in Trust Account	(204,045)	(5,910)
Changes in fair value of warrant liabilities	(532,500)	(3,727,500)
Changes in operating assets and liabilities:
Prepaid expenses	(55,416)	—
Income taxes payable	37,263	—
Accounts payable and accrued expenses	(173,383)	(84,906)
Net cash used in operating activities	(383,165)	(278,890)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	383,250,434	—
Net cash provided by investing activities	383,250,434	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	321,000	—
Redemption of common stock	(383,250,434)	—
Net cash used in financing activities	(382,929,434)	—

Net Change in Cash	(62,165)	(278,890)
Cash – Beginning of period	85,894	440,291
Cash – End of period	$23,729	$161,401

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable stock	$140,183	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable investments held in the Trust Account (as defined below).

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

MARCH 31, 2023

(Unaudited)

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the conversions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares and any Public Shares purchased by them in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

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

The holders of Founder Shares have agreed (a) to waive their conversion rights with respect to its Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

In the event that the Company does not consummate a Business Combination by July 28, 2023 and stockholders do not otherwise extend such date by an amendment to the Amended and Restated Certificate of Incorporation (the “Termination Date”), the Company shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the IPO Shares for cash for a redemption price per share equal to the aggregate amount then held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the total number of IPO Shares then outstanding (which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to approval of the Company’s then stockholders and subject to the requirements of the GCL, including the adoption of a resolution by the Board pursuant to Section 275(a) of the GCL finding the dissolution of the Company advisable and the provision of such notices as are required by said Section 275(a) of the GCL, dissolve and liquidate, subject (in the case of clauses (ii) and (iii) above) to the Company’s obligations under the GCL to provide for claims of creditors and other requirements of applicable law.

On December 30, 2022, the Company filed the amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination from January 28, 2023 to July 28, 2023. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. The Company has valued such shares at $160,093, or $0.44 per share. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash and payable at December 31, 2022. On January 6, 2023, the redemptions were paid.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Amended and Restated Certificate of Incorporation. As a result of the foregoing and the results of the Meeting, the Company had an aggregate of 11,782,051 shares of Class A common stock outstanding and 291,666 shares of Class B common stock outstanding at December 31, 2022 and March 31, 2023.

On February 24, 2023, the Company issued a press release announcing that it would transfer its listing from the New York Stock Exchange to the NYSE American LLC (the “NYSE American”). The Company received written confirmation that it received the final approval for listing from the staff of the NYSE American on February 24, 2023. In connection with listing on the NYSE American, the Company voluntarily delisted from the New York Stock Exchange. The Company’s securities commenced trading on the NYSE American on March 1, 2023.

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of December 31, 2022 and March 31, 2023.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Treasury recently issued interim guidance that redemptions in connection with a SPAC liquidation would not be subject to the excise tax under certain circumstances. In addition, redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination. Notwithstanding the foregoing, the Company has agreed that the per share price payable to stockholders exercising their redemption rights, whether in connection with the vote on an extension or an initial Business Combination, will not be reduced by payments required to be made by the Company under the IR Act.

Liquidity and Going Concern

As of March 31, 2023, the Company had $23,729 in its operating bank accounts, $21,159,248 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of March 31, 2023, $422,078 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Management has determined that the date for mandatory liquidation and subsequent dissolution as well as the low cash balance and working capital deficit raise substantial doubt about our ability to continue as a going concern. Management has determined that these conditions as well as the low cash balance raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 30, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these unaudited condensed consolidated financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

MARCH 31, 2023

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 6.40% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 17,750,000 Class A common shares in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$531,752	$13,164	$2,831,541	$707,885
Denominator:
Basic and diluted weighted average common shares outstanding	11,782,051	291,666	40,000,000	10,000,000
Basic and diluted net income per common share	$0.05	$0.05	$0.07	$0.07

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. The Company had not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s consolidated balance sheet, primarily due to their short-term nature, except for warrant liabilities (see Note 8).

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 9,750,000 Private Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $9,750,000, in a private placement. Each Private Placement Warrant will be exercisable to purchase one share of Class A common stock at an exercise price of $11.50 (see Note 7). The proceeds from the sale of Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless. As a result of the difference between the purchase price of the Private Placement Warrants of $1.00 and the fair value of $0.03, the Company recorded a change of $532,500 and $10,117,500 which is recorded in the change in fair value of warrant liability for the period ended March 31, 2023 and December 31, 2022, respectively.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s officer, directors, Sponsor or an affiliate of the foregoing, may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination is not completed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2022, there were no amounts outstanding under the Working Capital Loans.

On March 16, 2023, the Company signed a convertible promissory note with a related party for $321,250 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. On March 31, 2023, the note was amended and restated to remove the conversion option. The Company has concluded that the modification of the note is not a substantive modification under ASC 470-50-40-10 and recorded the note at face value. As of March 31, 2023, there was $321,000 outstanding on this note which is included in Promissory note - related party on the Company’s condensed consolidated balance sheets.

Non-Redemption Agreements

In December 2022, the Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders have committed not to redeem its Northern Star II shares until the closing of the Business Combination. In consideration of this agreement, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. The Company estimated the aggregate fair value of the 363,848 founders shares attributable to the Non-Redeeming Stockholders to be $160,093 or $0.44 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the founder shares. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company accounted for the transfer of a portion of the Sponsor’s founders shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

The fair value of the founders shares was based on the following significant inputs:

December 30, 2022
Risk-free interest rate	4.49%
Remaining life of SPAC	1.75
Underlying stock price	$10.02
Probability of transaction	5.50%

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of March 31, 2023 and 2022 the Company incurred $8,333 and $16,667 in related expenses, respectively.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022 there were 11,782,051 shares of Class A common stock issued and outstanding, 2,073,717 of which are presented as temporary equity. On December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares. Following the shareholder redemption vote, the value of the 37,926,283 shares is reflected as a redemption payable. The remaining 2,073,717 shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held into 9,708,334 shares of Class A common stock of the Company. At March 31, 2023 and December 31, 2022, there were 291,666 shares of Class B common stock, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

At March 31, 2023 and December 31, 2022, respectively, assets held in the Trust Account of $21,159,248 and $404,205,637, were held in money market funds which are invested primarily in U.S. Treasury securities. From inception through March 31, 2023 the Company withdrew an aggregate of $1,315,500 of interest income from the Trust Account to pay its franchise and income taxes, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31, 2023	December 31, 2022
Assets:
Cash and Marketable investments held in Trust Account	1	$21,159,248	$404,205,637
Liabilities:
Warrant liability – Public Warrants (1)	1	$240,000	$480,000
Warrant liability – Private Placement Warrants (1)	2	$292,500	$585,000

(1)	Measured at fair value on a recurring basis.

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

MARCH 31, 2023

(Unaudited)

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

As of March 31, 2023 and December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $240,000 and $292,500, and $480,000 and $585,000 respectively, based on a fair value of $0.03 and $0.06 per warrant.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three months ended March 31, 2023 and during the year ended December 31, 2022.

The following table presents the changes in the fair value of warrant liabilities for the period ended March 31, 2023 and December 31, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$585,000	$480,000	$1,065,000
Change in valuation inputs or other assumptions	(292,500)	(240,000)	(532,500)
Fair value as of March 31, 2023	$292,500	$240,000	$532,500

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Promissory Note

On May 12, 2023, the Company issued an unsecured promissory note for $100,000 with a related party. The note is non-interest bearing and payable upon completion of a Business Combination.

Departure of Director and Principal Officer

On May 12, 2023, Joanna Coles resigned from her position as Chairperson of the Board of Directors (and as a director) and Chief Executive Officer of the Company in order to focus on other business opportunities. Ms. Coles’ resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target company with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of $544,916, which consists of change in fair value of warrant liabilities of $532,500 and interest earned on marketable investments held in the Trust Account of $204,045, offset by formation and operational costs of $154,366 and provision for income taxes of $37,263.

For the three months ended March 31, 2022, we had a net income of $3,539,426, which consists of change in fair value of warrant liability of $3,727,500, and interest earned on marketable investments held in the Trust Account of $5,910, offset by formation and operational costs of $193,984.

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

For the three months ended March 31, 2023, cash used in operating activities was $383,165. Net income of $544,916 was affected by change in fair value of warrant liabilities of $532,500, and interest earned on marketable investments held in the Trust Account of $204,045. Changes in operating assets and liabilities used $191,536 of cash for operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $278,890. Net income of $3,539,426 was affected by interest earned on marketable investments held in the Trust Account of $5,910, and changes in fair value of warrant liabilities of $3,727,500. Changes in operating assets and liabilities used $84,906 of cash for operating activities.

As of March 31, 2023, we had marketable securities held in the Trust Account of $21,159,248 (including approximately $422,078 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of March 31, 2023, we had cash of $23,729. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 16, 2023, the Company signed a convertible promissory note with a related party for $321,250 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. On March 31, 2023, the note was amended and restated to remove the conversion option. The Company has concluded that the modification of the note is not a substantive modification under ASC 470-50-40-10 and recorded the note at face value. As of March 31, 2023, there was $321,000 outstanding on this note which is included in Promissory note - related party on the Company’s condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting to extend the time to consummate an initial Business Combination until July 28, 2023. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash and payable at December 31, 2022. On January 6, 2023, the redemptions were paid.

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of March 31, 2023 and 2022 the Company incurred $8,333 and $16,667 in related expenses, respectively.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As described elsewhere in this report, in connection with the preparation of our financial statements as of March 31, 2023, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Management concluded that the foregoing constituted a material weakness as of March 31, 2023.

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

Item 5. Other Information

As previously disclosed, on March 16, 2023, Ironbound Partners Fund LLC (“Ironbound”), an entity affiliated with Jonathan Ledecky, the Company’s President and Chief Operating Officer, loaned to the Company an aggregate of $321,250 for working capital purposes. The loan was evidenced by a promissory note (the “Note”) which is non-interest bearing and payable upon the consummation by the Company of a merger, share exchange, asset acquisition, or other similar business combination with one or more businesses or entities (a “Business Combination”). Upon consummation of a Business Combination, Ironbound had the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into warrants (the “Warrants”) of the Company, with each Warrant entitling the holder to purchase one share of the Company’s Class A common stock at an exercise price of $11.50 per share. Effective as of March 31, 2023, the Note was amended to remove the ability on the part of Ironbound to convert the principal balance of the Note into Warrants. No other changes were made to the Note.

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

NORTHERN STAR INVESTMENT CORP. II

Date: May 31, 2023	By:	/s/ Jonathan Ledecky
	Name:	Jonathan Ledecky
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

