Form 10-Q
period 2023-06-30
Northern Star Investment Corp. II
filed 2023-08-21
CIK 1834518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

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

As of August 14, 2023, there were 11,782,051 shares of Class A common stock, $0.0001 par value, and 291,666 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. II

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$186,279	$85,894
Prepaid expenses	42,500	11,667
Total current assets	228,779	97,561
Marketable investments held in Trust Account	21,288,825	404,205,637
TOTAL ASSETS	$21,517,604	$404,303,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,165,907	$2,296,647
Income taxes payable	161,670	77,413
Promissory notes - related party	421,000	—
Redemption payable	—	383,250,434
Total current liabilities	2,748,577	385,624,494

Warrant liabilities	355,000	1,065,000
Deferred underwriting fee payable	14,000,000	14,000,000
TOTAL LIABILITIES	17,103,577	400,689,494
Commitments
Class A common stock subject to possible redemption 2,073,717 shares, at $10.22 and $10.10 per share, as of June 30, 2023 and December 31, 2022, respectively	21,194,641	20,877,731
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 9,708,334 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	971	971
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 291,666 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	—	—
Accumulated deficit	(16,781,614)	(17,265,027)
TOTAL STOCKHOLDERS’ DEFICIT	(16,780,614)	(17,264,027)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,517,604	$404,303,198

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Formation and operating costs	$126,278	$206,311	$280,644	$400,295
Loss from operations	(126,278)	(206,311)	(280,644)	(400,295)

Other income:
Interest earned on marketable investments held in Trust Account	251,179	545,963	455,224	551,873
Change in fair value of warrant liabilities	177,500	5,680,000	710,000	9,407,500
Total other income, net	428,679	6,225,963	1,165,224	9,959,373

Income before provision for income taxes	302,401	6,019,652	884,580	9,559,078
Provision for income taxes	(46,994)	(59,596)	(84,257)	(59,596)
Net income	$255,407	$5,960,056	$800,323	$9,499,482

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	2,073,717	40,000,000	2,073,717	40,000,000
Basic and diluted net income per share, Class A common stock subject to redemption	$0.02	$0.12	$0.07	$0.19
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	9,708,334	—	9,708,334	—
Basic and diluted net income per share, Class A common stock non-redeemable	$0.02	$—	$0.07	$—
Basic and diluted weighted average shares outstanding of Class B common stock	291,666	10,000,000	291,666	10,000,000
Basic and diluted net income per share, Class B common stock	$0.02	$0.12	$0.07	$0.19

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	9,708,334	$971	291,666	$29	$—	$(17,265,027)	$(17,264,027)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(140,183)	(140,183)
Net income	—	—	—	—	—	544,916	544,916
Balance – March 31, 2023	9,708,334	971	291,666	29	—	(16,860,294)	(16,859,294)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(176,727)	(176,727)
Net income	—	—	—	—	—	255,407	255,407
Balance – June 30, 2023	9,708,334	$971	291,666	$29	$—	$(16,781,614)	$(16,780,614)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	10,000,000	$1,000	$—	$(26,885,572)	$(26,884,572)
Net income	—	—	—	—	—	3,539,426	3,539,426
Balance – March 31, 2022	—	—	10,000,000	1,000	—	(23,346,146)	(23,345,146)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(224,626)	(224,626)
Net income	—	—	—	—	—	5,960,056	5,960,056
Balance – June 30, 2022	—	$—	10,000,000	$1,000	$—	$(17,610,716)	$(17,609,716)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$800,323	$9,499,482
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable investments held in Trust Account	(455,224)	(551,873)
Changes in fair value of warrant liabilities	(710,000)	(9,407,500)
Changes in operating assets and liabilities:
Prepaid expenses	(30,833)	—
Income taxes payable	84,257	59,596
Accounts payable and accrued expenses	(130,740)	(20,640)
Net cash used in operating activities	(442,217)	(420,935)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	121,602	—
Cash withdrawn from Trust Account in connection with redemption	383,250,434	—
Net cash provided by investing activities	383,372,036	—

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	421,000	—
Redemption of common stock	(383,250,434)	—
Net cash used in financing activities	(382,829,434)	—

Net Change in Cash	100,385	(420,935)
Cash – Beginning of period	85,894	440,291
Cash – End of period	$186,279	$19,356

Supplementary cash flow information:
Cash paid for income taxes	$—	$904,000

Non-Cash investing and financing activities:
Remeasurement adjustment on redeemable stock	$316,910	$224,626

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable investments held in the Trust Account (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,750,000 warrants (each, a “Private Warrant” and, collectively, the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to Northern Star II Sponsor LLC, a Delaware limited liability company and entity affiliated with the Company’s Chief Operating Officer (the “Sponsor”), generating gross proceeds of $9,750,000, which is described in Note 4. Upon issuance, the Company recorded $195,000 representing the amount by which the aggregate fair value of the Private Warrants exceeded the purchase price.

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. The Company must complete its initial Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts previously disbursed to management for tax obligations and working capital purposes and excluding the amount of deferred underwriting discounts held in the Trust Account) at the time of the agreement to enter into an initial Business Combination. Notwithstanding the foregoing, if the Company is not then listed on the NYSE American or another national securities exchange for whatever reason, it would no longer be required to meet the foregoing 80% fair market value test. The Company intends to only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon the consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the holders of Founder Shares (as defined below in Note 5) have agreed to vote their Founder Shares in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed Business Combination or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Public Shares, without the prior consent of the Company.

The holders of Founder Shares have agreed (a) to waive their redemption rights with respect to its Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

In the event that the Company does not consummate a Business Combination by January 28, 2024 and stockholders do not otherwise extend such date by an amendment to the Amended and Restated Certificate of Incorporation (the “Termination Date”), the Company shall (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, redeem 100% of the IPO Shares for cash for a redemption price per share equal to the aggregate amount then held in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the total number of IPO Shares then outstanding (which redemption will completely extinguish such holders’ rights as stockholders, including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to approval of the Company’s then stockholders and subject to the requirements of the GCL, including the adoption of a resolution by the Board pursuant to Section 275(a) of the GCL finding the dissolution of the Company advisable and the provision of such notices as are required by said Section 275(a) of the GCL, dissolve and liquidate, subject (in the case of clauses (ii) and (iii) above) to the Company’s obligations under the GCL to provide for claims of creditors and other requirements of applicable law.

On December 30, 2022, the Company filed the amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination from January 28, 2023 to July 28, 2023. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. The Company has valued such shares at $160,093, or $0.44 per share. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash and payable at December 31, 2022. On January 6, 2023, the redemptions were paid. On July 28, 2023, the Company filed a second amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination from July 28, 2023 to January 28, 2024 or such earlier liquidation and dissolution date as the Company’s board of directors may approve.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Amended and Restated Certificate of Incorporation. As a result of the foregoing and the results of the Meeting, the Company had an aggregate of 11,782,051 shares of Class A common stock outstanding and 291,666 shares of Class B common stock outstanding at December 31, 2022 and June 30, 2023.

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of December 31, 2022 and June 30, 2023.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The Treasury issued interim guidance that redemptions in connection with a SPAC liquidation would not be subject to the excise tax under certain circumstances. In addition, redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

Liquidity and Going Concern

As of June 30, 2023, the Company had $186,279 in its operating bank accounts, $21,288,825 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of June 30, 2023, $551,655 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

JUNE 30, 2023

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 30, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At June 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

JUNE 30, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 15.54% and 0.99% for the three months ended June 30, 2023 and 2022, respectively, 9.53% and 0.62% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 17,750,000 Class A common shares in the aggregate. As of June 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2023			For the Six Months Ended June 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Redeemable	Non-Redeemable	Redeemable	Redeemable	Non-Redeemable	Redeemable
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$43,867	$205,370	$6,170	$137,459	$643,530	$19,333
Denominator:
Basic and diluted weighted average common shares outstanding	2,073,717	9,708,334	291,666	2,073,717	9,708,334	291,666
Basic and diluted net income per common share	$0.02	$0.02	$0.02	$0.07	$0.07	$0.07

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$4,768,045	$1,192,011	$7,599,586	$1,899,896
Denominator:
Basic and diluted weighted average common shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net income per common share	$0.12	$0.12	$0.19	$0.19

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

JUNE 30, 2023

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

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Amended and Restated Certificate of Incorporation. As a result, as of June 30, 2023, the Founder Shares were comprised of an aggregate of 9,708,334 shares of Class A common stock and 291,666 shares of Class B common stock.

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

JUNE 30, 2023

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

On March 16, 2023, the Company signed a convertible promissory note with a related party for $321,250 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. On March 31, 2023, the note was amended and restated to remove the conversion option. The Company has concluded that the modification of the note is not a substantive modification under ASC 470-50-40-10 and recorded the note at face value. On May 12, 2023, the Company signed another promissory note with a related party for $100,000 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. As of June 30, 2023, there was $421,000 outstanding on these notes which are included in Promissory notes - related party on the Company’s condensed consolidated balance sheets.

Non-Redemption Agreements

In December 2022, the Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders committed not to redeem their Public Shares. In consideration of these agreements, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. The Company estimated the aggregate fair value of the 363,848 Founders Shares attributable to the Non-Redeeming Stockholders to be $160,093 or $0.44 per share. Each Non-Redeeming Stockholder acquired from the Sponsor an indirect economic interest in the Founder Shares. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. The Company accounted for the transfer of a portion of the Sponsor’s Founders Shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

The fair value of the Founders Shares was based on the following significant inputs:

December 30, 2022
Risk-free interest rate	4.49%
Remaining life of SPAC	1.75
Underlying stock price	$10.02
Probability of transaction	5.50%

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of June 30, 2023 and 2022 the Company incurred $8,333 and $41,667 in related expenses, respectively.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares. Following the shareholder redemption vote, the value of the 37,926,283 shares is reflected as a redemption payable as of December 31, 2023. This amount was paid on January 6, 2023. The remaining 2,073,717 shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control. At June 30, 2023 and December 31, 2022, there were 11,782,051 shares of Class A common stock issued and outstanding, 2,073,717 of which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held into 9,708,334 shares of Class A common stock of the Company. At June 30, 2023 and December 31, 2022, there were 291,666 shares of Class B common stock, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

At June 30, 2023 and December 31, 2022, respectively, assets held in the Trust Account of $21,288,825 and $404,205,637, were held in money market funds which are invested primarily in U.S. Treasury securities. From inception through June 30, 2023 the Company withdrew an aggregate of $1,437,102 of interest income from the Trust Account to pay its franchise and income taxes, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2023	December 31, 2022
Assets:
Cash and Marketable investments held in Trust Account	1	$21,288,825	$404,205,637
Liabilities:
Warrant liability – Public Warrants (1)	1	$160,000	$480,000
Warrant liability – Private Placement Warrants (1)	2	$195,000	$585,000

(1)	Measured at fair value on a recurring basis.

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

JUNE 30, 2023

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

As of June 30, 2023 and December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $160,000 and $195,000, and $480,000 and $585,000 respectively, based on a fair value of $0.02 and $0.06 per warrant.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three and six months ended June 30, 2023 and during the year ended December 31, 2022.

The following table presents the changes in the fair value of warrant liabilities for the period ended June 30, 2023 and December 31, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$585,000	$480,000	$1,065,000
Change in valuation inputs or other assumptions	(292,500)	(240,000)	(532,500)
Fair value as of March 31, 2023	$292,500	$240,000	$532,500
Change in valuation inputs or other assumptions	(97,500)	(80,000)	(177,500)
Fair value as of June 30, 2023	$195,000	$160,000	$355,000

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

On July 28, 2023, the Company filed a second amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination from July 28, 2023 to January 28, 2024 or such earlier liquidation and dissolution date as the Company’s board of directors may approve. In connection with the Meeting, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 226,605 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. As a result of the foregoing, effective July 28, 2023, public holders of an aggregate of 452,728 public shares exercised their right to redeem their public shares (leaving an aggregate of 1,620,989 public shares outstanding after the Meeting).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to NORTHERN STAR INVESTMENT CORP. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Northern Star II Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target company with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $255,407, which consists of change in fair value of warrant liabilities of $177,500 and interest earned on marketable investments held in the Trust Account of $251,179, offset by formation and operational costs of $126,278 and provision for income taxes of $46,994.

For the six months ended June 30, 2023, we had a net income of $800,323, which consists of change in fair value of warrant liabilities of $710,000 and interest earned on marketable investments held in the Trust Account of $455,224, offset by formation and operational costs of $280,644 and provision for income taxes of $84,257.

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

For the six months ended June 30, 2023, cash used in operating activities was $442,217. Net income of $800,323 was affected by change in fair value of warrant liabilities of $710,000, and interest earned on marketable investments held in the Trust Account of $455,224. Changes in operating assets and liabilities used $77,316 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $420,935. Net income of $9,499,482 was affected by interest earned on marketable investments held in the Trust Account of $551,873, and changes in fair value of warrant liabilities of $9,407,500. Changes in operating assets and liabilities provided $38,956 of cash for operating activities.

As of June 30, 2023, we had marketable securities held in the Trust Account of $21,288,825 (including approximately $551,655 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of June 30, 2023, we had cash of $186,279. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 16, 2023, the Company signed a convertible promissory note with a related party for $321,250 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. On March 31, 2023, the note was amended and restated to remove the conversion option. The Company has concluded that the modification of the note is not a substantive modification under ASC 470-50-40-10 and recorded the note at face value. On May 12, 2023, the Company signed another promissory note with a related party for $100,000 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. As of June 30, 2023, there was $421,000 outstanding on these notes which is included in Promissory notes - related party on the Company’s condensed consolidated balance sheets.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until January 28, 2024 (or such earlier liquidation and dissolution date as the Company’s board of directors may approve) to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the low cash balance as well as the mandatory liquidation, should a Business Combination not occur and an extension not requested by the Sponsor, and potential subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 28, 2024. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In December 2022, the Sponsor entered into Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 363,848 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting to extend the time to consummate an initial Business Combination until July 28, 2023. As a result of the foregoing, effective December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares (leaving an aggregate of 2,073,717 public shares outstanding after the Meeting) resulting in payment to such holders of an aggregate of $383,250,434 in cash and payable at December 31, 2022. On January 6, 2023, the redemptions were paid.

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of June 30, 2023 and 2022, the Company incurred $8,333 and $41,667 in related expenses, respectively.

On July 28, 2023, the Sponsor entered into additional Non-Redemption Agreements with several unaffiliated third parties and agreed to transfer an aggregate of 226,605 shares of common stock to such parties in exchange for them agreeing not to redeem their public shares at the Meeting. As a result of the foregoing, effective July 28, 2023, public holders of an aggregate of 452,728 public shares exercised their right to redeem their public shares (leaving an aggregate of 1,620,989 public shares outstanding after the Meeting).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

As described elsewhere in this report, in connection with the preparation of our financial statements as of June 30, 2023, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Management concluded that the foregoing constituted a material weakness as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 28, 2021, we consummated the Initial Public Offering of 40,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $400,000,000. Citi Group acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-251921 and 333-252421). The Securities and Exchange Commission declared the registration statements effective on January 25, 2021.

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

NORTHERN STAR INVESTMENT CORP. II

Date: August 21, 2023	By:	/s/ Jonathan Ledecky
	Name:	Jonathan Ledecky
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Jim Brady
	Name:	Jim Brady
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)