Form 10-Q
period 2023-09-30
Northern Star Investment Corp. II
filed 2023-11-14
CIK 1834518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, there were 11,329,323 shares of Class A common stock, $0.0001 par value, and 291,666 shares of Class B common stock, $0.0001 par value, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I—FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

NORTHERN STAR INVESTMENT CORP. II

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash	$64,613	$85,894
Prepaid expenses	21,250	11,667
Total current assets	85,863	97,561
Marketable investments held in Trust Account	16,768,064	404,205,637
TOTAL ASSETS	$16,853,927	$404,303,198

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,135,128	$2,296,647
Income taxes payable	125,860	77,413
Excise tax payable	46,405	—
Promissory notes - related party	421,000	—
Redemption payable	—	383,250,434
Total current liabilities	2,728,393	385,624,494

Warrant liabilities	532,500	1,065,000
Deferred underwriting fee payable	14,000,000	14,000,000
TOTAL LIABILITIES	17,260,893	400,689,494
Commitments
Class A common stock subject to possible redemption 1,620,989 and 2,073,717 shares, at $10.32 and $10.10 per share, as of September 30, 2023 and December 31, 2022, respectively	16,735,390	20,877,731
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 125,000,000 shares authorized; 9,708,334 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	971	971
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 291,666 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	29	29
Additional paid-in capital	—	—
Accumulated deficit	(17,143,356)	(17,265,027)
TOTAL STOCKHOLDERS’ DEFICIT	(17,142,356)	(17,264,027)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$16,853,927	$404,303,198

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$149,536	$160,169	$430,180	$560,464
Loss from operations	(149,536)	(160,169)	(430,180)	(560,464)

Other income:
Interest earned on marketable investments held in Trust Account	241,177	1,769,455	696,401	2,321,328
Change in fair value of warrant liabilities	(177,500)	1,242,500	532,500	10,650,000
Total other income, net	63,677	3,011,955	1,228,901	12,971,328

(Loss) Income before provision for income taxes	(85,859)	2,851,786	798,721	12,410,864
Provision for income taxes	(48,190)	(364,095)	(132,447)	(423,691)
Net (loss) income	$(134,049)	$2,487,691	$666,274	$11,987,173

Basic and diluted weighted average shares outstanding, Class A common stock subject to redemption	1,620,989	40,000,000	1,620,989	40,000,000
Basic and diluted net (loss) income per share, Class A common stock subject to redemption	$(0.01)	$0.05	$0.06	$0.24
Basic and diluted weighted average shares outstanding, Class A common stock non-redeemable	9,708,334	—	9,708,334	—
Basic and diluted net (loss) income per share, Class A common stock non-redeemable	$(0.01)	$—	$0.06	$—
Basic and diluted weighted average shares outstanding of Class B common stock	291,666	10,000,000	291,666	10,000,000
Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$0.05	$0.06	$0.24

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	9,708,334	$971	291,666	$29	$—	$(17,265,027)	$(17,264,027)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(140,183)	(140,183)
Net income	—	—	—	—	—	544,916	544,916
Balance – March 31, 2023	9,708,334	971	291,666	29	—	(16,860,294)	(16,859,294)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(176,727)	(176,727)
Net income	—	—	—	—	—	255,407	255,407
Balance – June 30, 2023	9,708,334	971	291,666	29	—	(16,781,614)	(16,780,614)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(181,288)	(181,288)
Excise tax payable attributable to redemption of common stock	—	—	—	—	—	(46,405)	(46,405)
Shareholder non-redemption agreement	—	—	—	—	41,655	—	41,655
Shareholder non-redemption agreement	—	—	—	—	(41,655)	—	(41,655)
Net loss	—	—	—	—	—	(134,049)	(134,049)
Balance – September 30, 2023	9,708,334	$971	291,666	$29	$—	$(17,143,356)	$(17,142,356)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	10,000,000	$1,000	$—	$(26,885,572)	$(26,884,572)
Net income	—	—	—	—	—	3,539,426	3,539,426
Balance – March 31, 2022	—	—	10,000,000	1,000	—	(23,346,146)	(23,345,146)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(224,626)	(224,626)
Net income	—	—	—	—	—	5,960,056	5,960,056
Balance – June 30, 2022	—	—	10,000,000	1,000	—	(17,610,716)	(17,609,716)
Remeasurement adjustment on redeemable common stock	—	—	—	—	—	(1,355,360)	(1,355,360)
Net income	—	—	—	—	—	2,487,691	2487,691
Balance – September 30, 2022	—	$—	10,000,000	$1,000	$—	$(16,478,385)	$(16,477,385)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$666,274	$11,987,173
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable investments held in Trust Account	(696,401)	(2,321,328)
Changes in fair value of warrant liabilities	(532,500)	(10,650,000)
Changes in operating assets and liabilities:
Prepaid expenses	(9,584)	—
Income taxes payable	48,447	351,691
Accounts payable and accrued expenses	(161,519)	89,069
Net cash used in operating activities	(685,283)	(543,395)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	243,002	200,050
Cash withdrawn from Trust Account in connection with redemption	387,890,973	—
Net cash provided by investing activities	388,133,975	200,050

Cash Flows from Financing Activities:
Proceeds from promissory notes - related party	421,000	—
Redemption of redeemable shares	(387,890,973)	—
Net cash used in financing activities	(387,469,973)	—

Net Change in Cash	(21,281)	(343,345)
Cash – Beginning of period	85,894	440,291
Cash – End of period	$64,613	$96,946

Supplementary cash flow information:
Cash paid for income taxes	$84,000	$904,000

Non-Cash investing and financing activities:
Excise tax payable attributable to redemption of common stock	$46,405	$—
Remeasurement adjustment on redeemable stock	$498,199	$1,579,986

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company has two wholly-owned subsidiaries, NSICII-A Merger LLC and NSICII-B LLC, both of which were incorporated in the state of Delaware on February 15, 2021. There was no activity for the subsidiaries through September 30, 2023.

The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2023, the Company had not commenced any operations. All activity through September 30, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, seeking to identify a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on marketable investments held in the Trust Account (as defined below).

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

SEPTEMBER 30, 2023

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

On July 28, 2023, the Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders committed not to redeem their Public Shares. In consideration of these agreements, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. The Company estimated the aggregate fair value of the 226,605 Founder Shares attributable to the Non-Redeeming Stockholders to be $41,655 or $0.18 per share. The Company accounted for the transfer of a portion of the Sponsor’s Founders Shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Amended and Restated Certificate of Incorporation. As a result of the foregoing and the results of the Meeting, the Company had an aggregate of 11,329,323 shares of Class A common stock outstanding and 291,666 shares of Class B common stock outstanding at December 31, 2022 and September 30, 2023.

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

The Company is exposed to volatility in the banking market. At various times, we could have deposits with certain U.S. banks in excess of the maximum amounts insured by the U.S. Federal Deposit Insurance Corporation (“FDIC”). On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company did not hold any deposits with Silicon Valley Bank as of December 31, 2022 and September 30, 2023.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company held a meeting on July 28, 2023 to vote on a proposal to amend the Charter to extend the date by which the Company must consummate a Business Combination or, if it fails to do so, cease its operations and redeem or repurchase 100% of the shares of the Company’s common stock issued in the Company’s initial public offering, from July 28, 2023 to January 28, 2024 (the “Extension”, and such extension date the “Extended Date”). In connection with the meeting, 452,728 shares of the Company’s common stock were redeemed with a total redemption payment of $4,640,539. As a result, the Company booked a liability of $46,405 for the excise tax based on 1% of shares redeemed during the reporting period. For interim periods, an entity is not required to estimate future stock repurchases and stock issuances to measure its excise tax obligation. Rather, an entity can generally record the obligation on an as-incurred basis. In other words, the excise tax obligation recognized at the end of a quarterly financial reporting period is calculated as if the end of the quarterly period was the end of the annual period for which the excise tax obligation is payable.

Liquidity and Going Concern

As of September 30, 2023, the Company had $64,613 in its operating bank accounts, $16,768,064 in cash held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common shares in connection therewith. As of September 30, 2023, $558,174 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

SEPTEMBER 30, 2023

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 30, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

At September 30, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

Components of Equity

Upon the Initial Public Offering, the Company issued Class A common stock and Public Warrants. The Company also issued Private Placement Warrants. The Company allocated the proceeds received from the issuance using the with-and-without method. Under that method, the Company first allocated the proceeds to the Warrants based on their initial fair value measurement of $17,945,000 and then allocated the remaining proceeds, net of underwriting discounts and offering costs of $22,061,494 to the Class A common stock. The remaining 2,073,717 of shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control. On July 31, 2023, an additional 452,728 shares were redeemed.

As a result of the Sponsor’s conversion of 9,708,334 shares of Class B common stock into shares of Class A common stock, the Sponsor held 291,666 shares of Class B common stock outstanding.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (56.13%) and 12.77% for the three months ended September 30, 2023 and 2022, respectively, 16.58% and 3.41% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Remeasurement adjustment associated with the redeemable shares of Class A common shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement. The warrants are exercisable to purchase 17,750,000 Class A common shares in the aggregate. As of September 30, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2023			For the Nine Months Ended September 30, 2023
	Class A	Class A	Class B	Class A	Class A	Class B
	Redeemable	Non-Redeemable	Redeemable	Redeemable	Non-Redeemable	Redeemable
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(18,698)	$(111,986)	$(3,364)	$92,937	$556,614	$16,722
Denominator:
Basic and diluted weighted average common shares outstanding	1,620,989	9,708,334	291,666	1,620,989	9,708,334	291,666
Basic and diluted net (loss) income per common share	$(0.01)	$(0.01)	$(0.01)	$0.06	$0.06	$0.06

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,990,153	$497,538	$9,589,738	$2,397,435
Denominator:
Basic and diluted weighted average common shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net income per common share	$0.05	$0.05	$0.24	$0.24

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

SEPTEMBER 30, 2023

(Unaudited)

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

On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held as of such date into 9,708,334 shares of Class A common stock of the Company in accordance with the Amended and Restated Certificate of Incorporation. As a result, as of September 30, 2023, the Founder Shares were comprised of an aggregate of 9,708,334 shares of Class A common stock and 291,666 shares of Class B common stock.

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

SEPTEMBER 30, 2023

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

On March 16, 2023, the Company signed a convertible promissory note with a related party for $321,250 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. On March 31, 2023, the note was amended and restated to remove the conversion option. The Company has concluded that the modification of the note is not a substantive modification under ASC 470-50-40-10 and recorded the note at face value. On May 12, 2023, the Company signed another promissory note with a related party for $100,000 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. As of September 30, 2023, there was $421,000 outstanding on these notes which are included in Promissory notes - related party on the Company’s condensed consolidated balance sheets.

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

On July 28, 2023, the Company entered into Non-Redemption Agreements with various stockholders pursuant to which these stockholders committed not to redeem their Public Shares. In consideration of these agreements, the Sponsor has agreed to transfer a portion of its Founder shares to the Non-Redeeming Stockholders at the closing of the Business Combination. The Company estimated the aggregate fair value of the 226,605 Founder Shares attributable to the Non-Redeeming Stockholders to be $41,655 or $0.18 per share. The Company accounted for the transfer of a portion of the Sponsor’s Founders Shares to non-redeeming stockholders as a capital contribution by the Sponsor with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred.

The fair value of the Founders Shares was based on the following significant inputs:

	July 27,	December 30,
	2023	2022
Risk-free interest rate	5.15%	4.49%
Remaining life of SPAC	1.51	1.75
Underlying stock price	$10.42	$10.02
Probability of transaction	2.20%	5.50%

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of September 30, 2023 and 2022 the Company incurred $8,333 and $66,667 in related expenses, respectively.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued and outstanding.

Class A Common Stock — The Company is authorized to issue 125,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On December 30, 2022, public holders of an aggregate of 37,926,283 public shares exercised their right to redeem their public shares. Following the shareholder redemption vote, the value of the 37,926,283 shares is reflected as a redemption payable as of December 31, 2022. This amount was paid on January 6, 2023. The remaining 2,073,717 shares not redeemed are reflected in temporary equity, as these shares are subject to redemption upon the occurrence of events not solely within the Company’s control as of December 31, 2022. On July 31, 2023, an additional 452,728 shares were redeemed. At September 30, 2023 and December 31, 2022, there were 11,329,323 and 11,782,051 shares of Class A common stock issued and outstanding, 1,620,989 and 2,073,717 of which are presented as temporary equity, respectively.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. On December 30, 2022, the Sponsor voluntarily converted 9,708,334 shares of Class B common stock of the Company it held into 9,708,334 shares of Class A common stock of the Company. At September 30, 2023 and December 31, 2022, there were 291,666 shares of Class B common stock, issued and outstanding.

NORTHERN STAR INVESTMENT CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

At September 30, 2023 and December 31, 2022, respectively, assets held in the Trust Account of $16,768,064 and $404,205,637, were held in money market funds which are invested primarily in U.S. Treasury securities. From inception through September 30, 2023 the Company withdrew an aggregate of $1,680,104 of interest income from the Trust Account to pay its franchise and income taxes, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2023	December 31, 2022
Assets:
Cash and Marketable investments held in Trust Account	1	$16,768,064	$404,205,637
Liabilities:
Warrant liability – Public Warrants(1)	1	$240,000	$480,000
Warrant liability – Private Placement Warrants(1)	2	$292,500	$585,000

(1)	Measured at fair value on a recurring basis.

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

SEPTEMBER 30, 2023

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

As of September 30, 2023 and December 31, 2022, the aggregate values of the Public Warrants and Private Placement Warrants were $240,000 and $292,500, and $480,000 and $585,000 respectively, based on a fair value of $0.03 and $0.06 per warrant.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were no transfers during the three and nine months ended September 30, 2023 and during the year ended December 31, 2022.

The following table presents the changes in the fair value of warrant liabilities for the period ended September 30, 2023 and December 31, 2022:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2023	$585,000	$480,000	$1,065,000
Change in valuation inputs or other assumptions	(292,500)	(240,000)	(532,500)
Fair value as of March 31, 2023	$292,500	$240,000	$532,500
Change in valuation inputs or other assumptions	(97,500)	(80,000)	(177,500)
Fair value as of June 30, 2023	$195,000	$160,000	$355,000
Change in valuation inputs or other assumptions	97,500	80,000	177,500
Fair value as of September 30, 2023	$292,500	$240,000	$532,500

NOTE 9 — SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 12, 2020 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and searching for a target company with which to consummate an initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net loss of $134,049, which consists of change in fair value of warrant liabilities of $177,500, formation and operational costs of $149,536 and provision for income taxes of $48,190, offset by interest earned on marketable investments held in the Trust Account of $241,177.

For the three months ended September 30, 2022, we had a net income of $2,487,691, which consists of change in fair value of warrant liabilities of $1,242,500 and interest earned on marketable investments held in the Trust Account of $1,769,455, offset by general and administrative expenses of $160,169 and provision for income taxes of $364,095.

For the nine months ended September 30, 2023, we had a net income of $666,274, which consists of change in fair value of warrant liabilities of $532,500 and interest earned on marketable investments held in the Trust Account of $696,401, offset by formation and operational costs of $430,180 and provision for income taxes of $132,447.

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

For the nine months ended September 30, 2023, cash used in operating activities was $685,283. Net income of $666,274 was affected by change in fair value of warrant liabilities of $532,500, and interest earned on marketable investments held in the Trust Account of $696,401. Changes in operating assets and liabilities used $122,656 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $543,395. Net income of $11,987,173 was affected by change in fair value of warrant liabilities of $10,650,000, and interest earned on marketable investments held in the Trust Account of $2,321,328. Changes in operating assets and liabilities provided $440,760 of cash for operating activities.

As of September 30, 2023, we had marketable securities held in the Trust Account of $16,768,064 (including approximately $558,174 of interest income). Interest income on the balance in the Trust Account may be used by us to pay taxes.

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

As of September 30, 2023, we had cash of $64,613. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On March 16, 2023, the Company signed a convertible promissory note with a related party for $321,250 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. On March 31, 2023, the note was amended and restated to remove the conversion option. The Company has concluded that the modification of the note is not a substantive modification under ASC 470-50-40-10 and recorded the note at face value. On May 12, 2023, the Company signed another promissory note with a related party for $100,000 for working capital purposes. The note is non-interest bearing and payable on a Business Combination. As of September 30, 2023, there was $421,000 outstanding on these notes which is included in Promissory notes - related party on the Company’s condensed consolidated balance sheets.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 1, 2022, the Company entered into an agreement with a consultant for advisory services. The agreement specified that the Company pays $8,333.33 a month plus any out-of-pocket expenses to the consultant. The agreement is terminable within 30 days written notice. As of September 30, 2023 and 2022, the Company incurred $8,333 and $66,667 in related expenses, respectively.

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

Net (Loss) Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of stock. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average number of common stock outstanding for the respective period. We did not consider the effect of the warrants issued in connection with the initial public offering and the private placement in the calculation of diluted (loss) income per common share because their exercise is contingent upon future events. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share. Remeasurement associated with the redeemable Class A common stock is excluded from income per common share as the redemption value approximates fair value.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Principal Executive Officer and Principal Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for excise tax and complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for excise tax and complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

During the three months ended September 30, 2023, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

During the three months ended September 30, 2023, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

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

We identified an additional material weakness in our internal control over financial reporting relating to excise tax and our complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described elsewhere in this report, in connection with the preparation of our financial statements as of September 30, 2023, management identified errors made in our historical financial statements where we improperly classified some of our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001 pursuant to our amended and restated certificate of incorporation. Management determined that the Class A common stock issued during our initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered outside our control. Therefore, management concluded that temporary equity should include all shares of Class A common stock subject to possible redemption. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

Management concluded that the foregoing constituted a material weakness as of September 30, 2023.

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

NORTHERN STAR INVESTMENT CORP. II

Date: November 14, 2023	By:	/s/ Jonathan Ledecky
	Name:	Jonathan Ledecky
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

	By:	/s/ Jim Brady
	Name:	Jim Brady
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)